Form 10-Q
period 2019-03-31
Osmotica Pharmaceuticals plc
filed 2019-05-09
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  X  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer X	Smaller reporting company X
Emerging growth company X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐  No  X.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	OSMT	Nasdaq Global Select Market

There were 52,518,924 ordinary shares ($0.01 nominal value per share) outstanding as of  May 9, 2019.

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

We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include the following:

•	if we are unable to successfully develop or commercialize new products, or do so on a timely or cost effective basis, our operating results will suffer;
•	due to our dependence on a limited number of products, our business could be materially adversely affected if one or more of our key products do not perform as well as expected;
•	failures of or delays in clinical trials could result in increased costs to us and could jeopardize or delay our ability to obtain regulatory approval and commence sales of new products;
•	we are, and will continue to be in the future, a party to legal proceedings that could result in adverse outcomes;
•

as of March 31, 2019, we had total outstanding debt of approximately $267.9 million (net of deferred financing costs), and we had unused commitments of $50.0 million under our senior secured credit facilities. Our substantial debt could adversely affect our liquidity and our ability to raise additional capital to fund operations and could limit our ability to pursue our growth strategy or react to changes in the economy or our industry;

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

•	we are subject to extensive governmental regulation and we face significant uncertainties and potentially significant costs associated with our efforts to comply with applicable regulations;
•	our products or product candidates may cause adverse side effects that could delay or prevent their regulatory approval, or result in significant negative consequences following regulatory approval;
•	manufacturing or quality control problems may damage our reputation, require costly remedial activities or otherwise negatively impact our business; and
•	other factors that are described in the "Risk Factors" section of our Annual Report of Form 10-K that was filed on March 28, 2019.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,061,694	$70,834,496
Trade accounts receivable, net	56,886,524	56,423,866
Inventories, net	27,814,847	24,383,021
Prepaid expenses and other current assets	16,198,948	20,743,685
Total current assets	163,962,013	172,385,068
Property, plant and equipment, net	30,738,375	31,263,432
Operating lease assets	6,364,515	—
Intangibles, net	473,521,588	490,389,723
Goodwill	100,854,816	100,854,816
Other non-current assets	705,266	751,927
Total assets	$776,146,573	$795,644,966
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$20,590,796	$24,869,593
Accrued liabilities	72,478,973	87,236,940
Current portion of long-term debt, net of deferred financing costs	795,068	1,774,199
Current portion of obligation under finance leases	124,590	119,344
Current portion of lease liability	2,006,814	—
Income taxes payable - current portion	496,029	393,552
Total current liabilities	96,492,270	114,393,628
Long-term debt, net of non-current deferred financing costs	267,079,556	266,802,911
Long-term portion of obligation under finance leases	119,672	137,949
Long-term portion of lease liability	4,576,768	—
Income taxes payable - long term portion	1,803,512	1,803,512
Deferred taxes	24,837,107	26,237,841
Total liabilities	394,908,885	409,375,841
Commitments and contingencies (See Note 12)
Shareholders' equity:
Ordinary shares ($0.01 nominal value 400,000,000 shares authorized, 52,518,924 shares issued and outstanding at March 31, 2019 and December 31, 2018)	525,189	525,189
Preferred shares ($0.01 nominal value 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	491,118,654	489,949,791
Accumulated deficit	(108,559,972)	(102,359,672)
Accumulated other comprehensive loss	(1,846,183)	(1,846,183)
Total shareholders' equity	381,237,688	386,269,125
Total liabilities and shareholders' equity	$776,146,573	$795,644,966

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net product sales	$56,399,942		$58,834,206
Royalty revenue	721,207		962,828
Licensing and contract revenue	5,197		3,816
Total revenues	57,126,346		59,800,850
Cost of goods sold (inclusive of amortization of intangibles)	29,203,281		33,561,666
Gross profit	27,923,065		26,239,184
Selling, general and administrative expenses	21,655,666		17,161,962
Research and development expenses	9,764,260		10,174,301
Total operating expenses	31,419,926		27,336,263
Operating loss	(3,496,861)		(1,097,079)
Interest expense and amortization of debt discount	4,500,618		4,843,039
Other non-operating income, net	(556,947)		(137,453)
Total other non-operating expense, net	3,943,671		4,705,586
Loss before income taxes	(7,440,532)		(5,802,665)
Income tax benefit	1,240,232		1,195,319
Net loss	$(6,200,300)		$(4,607,346)
Other comprehensive loss, net
Change in foreign currency translation adjustments	—		(368,114)
Comprehensive loss	$(6,200,300)		$(4,975,460)
Loss per share attributable to shareholders
Basic and Diluted	$(0.12)		$(0.11)
Weighted average shares basic and diluted
Basic and Diluted	52,518,924	(a)	42,855,722

(a)

Represents 1,000,367 weighted-average units multiplied by approximately 42.84 (rounded down to the nearest whole share), which was the ratio at which common units of Osmotica Holdings S.C.Sp. were converted to shares of Osmotica Pharmaceuticals plc immediately prior to the Company’s initial public offering.  See Note 1 for details.

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH  31, 2019 AND MARCH 31, 2018

(Unaudited)

						Accumulated
						other
	Ordinary shares		Additional	Accumulated	Partners’	comprehensive
	Shares	Amount	paid in capital	deficit	capital	loss	Total
Balance at December 31, 2017	—	$—	$—	$—	$436,416,914	$(633,146)	$435,783,768
Cumulative effect of change in accounting standard	—	—	—	—	1,047,477	—	1,047,477
Net loss	—	—	—	—	(4,607,346)	—	(4,607,346)
Change in foreign currency translation	—	—	—	—	—	(368,114)	(368,114)
Distributions	—	—	—	—	(2,026)	—	(2,026)
Balance at March 31, 2018	—	$—	$—	$—	$432,855,019	$(1,001,260)	$431,853,759

						Accumulated
						other
	Ordinary shares		Additional	Accumulated	Partners’	comprehensive
	Shares	Amount	paid in capital	deficit	capital	loss	Total
Balance at December 31, 2018	52,518,924	$525,189	$489,949,791	$(102,359,672)	$—	$(1,846,183)	$386,269,125
Net loss	—	—	—	(6,200,300)		—	(6,200,300)
Share compensation	—	—	1,168,863	—		—	1,168,863
Balance at March 31, 2019	52,518,924	$525,189	$491,118,654	$(108,559,972)	$—	$(1,846,183)	$381,237,688

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,200,300)	$(4,607,346)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,992,738	20,414,303
Share compensation	1,168,863	—
Deferred income tax benefit	(1,400,734)	(3,295,968)
Loss on sale of fixed assets	53,326	—
Bad debt provision	(84,295)	(99,801)
Amortization of deferred financing and loan origination fees	323,304	414,735
Change in operating assets and liabilities:
Trade accounts receivable, net	(378,363)	(23,251,095)
Inventories, net	(3,431,826)	(6,604,271)
Prepaid expenses and other current assets	4,544,737	3,100,028
Other non-current assets	—	(271,868)
Trade accounts payable	(4,278,797)	32,182,528
Accrued and other current liabilities	(14,436,427)	(10,879,666)
Net cash (used in) provided by operating activities	(6,127,774)	7,101,579
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(634,585)	(1,436,771)
Net cash used in investing activities	(634,585)	(1,436,771)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to affiliates	—	(2,026)
Payments on finance lease obligations	(31,315)	(27,064)
Repayment of insurance financing loan	(979,128)	—
Debt repayment	—	(2,046,685)
Net cash used in financing activities	(1,010,443)	(2,075,775)
Net change in cash and cash equivalents	(7,772,802)	3,589,033
Effect on cash of changes in exchange rate	—	(138,401)
Cash and cash equivalents, beginning of period	70,834,496	34,743,152
Cash and cash equivalents, end of period	$63,061,694	$38,193,784
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$4,069,027	$4,813,017
Cash paid for taxes	$214,839	$94,116

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Nature of Operations

Osmotica Pharmaceuticals plc (formerly known as Lilydale Limited and Osmotica Pharmaceuticals Limited) is an Irish public limited company.  Osmotica Holdings S.C.Sp. acquired Osmotica Pharmaceuticals plc on April 30, 2018 for the purpose of facilitating an offering of ordinary shares in an initial public offering (“IPO”). On October 22, 2018, Osmotica Pharmaceuticals plc completed its IPO, in which it issued and allotted 7,647,500 ordinary shares at a public offering price of $7.00 per share.  The number of shares issued in the IPO reflected the exercise in full of the underwriters’ option to purchase 997,500 additional ordinary shares.  In addition, the Company issued and allotted 2,014,285 ordinary shares at the public offering price in a private placement to investment funds affiliated with Avista Capital Partners, Altchem Limited and an entity controlled by the Company’s Chief Financial Officer.  The aggregate net proceeds from the IPO and the private placement were approximately $58.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

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

Until the Reorganization, Osmotica Pharmaceuticals plc did not conduct any operations (other than activities incidental to its formation, the Reorganization and the pursuit of an initial public offering). Upon the completion of the Reorganization, the historical consolidated financial statements of Osmotica Holdings S.C.Sp. became the historical financial statements of Osmotica Pharmaceuticals plc. Accordingly, the accompanying unaudited condensed consolidated financial information as of and for the three months ended March 31, 2018 included herein reflect the financial information of Osmotica Holdings S.C.Sp.

Osmotica Holdings S.C.Sp.is a Luxembourg special limited partnership, formed on December 3, 2015. Osmotica Holdings US LLC, a subsidiary of Osmotica Holdings S.C.Sp. entered into a fifty‑fifty partnership (the “Merger”), effective February 3, 2016, pursuant to a definitive agreement between Vertical/Trigen Holdings, LLC (“Vertical/Trigen”) and members, and Osmotica Holdings Corp Limited and Subsidiaries. Osmotica Holdings S.C.Sp. and several other holding companies and partnerships were formed as a result of the Merger. Pursuant to the Merger, Vertical/Trigen was deemed to be the accounting acquirer. Osmotica is a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

America (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2019 or any period thereafter. The accompanying Condensed Consolidated Balance Sheet data as of December 31, 2018 was derived from the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018. Except for the lease accounting policy that was updated as a result of adopting Accounting Standards Update (“ASU”) No. 2016‑02, Leases (Accounting Standards Codification (“ASC”) Topic 842), the Company’s significant accounting policies have not changed substantially from those previously described in the notes to the consolidated financial statements for the year ended December 31, 2018 that are included in the Company’s most recent Annual Report on Form 10-K.

Basic and Diluted Loss per Share—Basic and diluted net loss per share is determined by dividing net loss by the weighted average ordinary shares outstanding during the period. For all periods presented with a net loss, the shares underlying the ordinary share options have been excluded from the calculation because their effect would be anti‑dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti‑dilutive as of March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019		2018
Restricted stock units	1,374,335		—
Options to purchase ordinary shares	3,187,872	(a)	3,028,440

(a)

Represents 70,700 units multiplied by approximately 42.84 (rounded down to the nearest whole share), which was the ratio at which common units of Osmotica Holdings S.C.Sp. were converted to shares of Osmotica Pharmaceuticals plc immediately prior to the Company’s initial public offering.  See Note 1 for details.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long‑term debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable and debt approximate book value because of the short maturity of these financial instruments.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Recently Adopted Accounting Standards

The FASB issued ASU 2016‑02, “Leases (Topic 842)” in February 2016 and subsequent ASUs in 2018 and 2019 (collectively referred to as “Topic 842”) on the treatment of leases, which guidance is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted. Under Topic 842, lessees will be required to recognize the following for all leases (with the exception of short‑term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Entities are allowed to apply Topic 842 using a modified retrospective approach either (1) retrospectively to each reporting period presented in the financial statements with the cumulative effect adjustment recognized at the beginning of the earliest comparative period; or (2) retrospectively at the beginning of the period of adoption through a cumulative-effective adjustment.  The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective basis with a cumulative-effect adjustment at the beginning of the period of adoption and therefore did not revise prior period information or disclosure.  Further, the Company elected the package of practical expedients upon transition that allows the Company not to reassess the lease classification for expired and existing leases, whether initial direct costs qualify for capitalization for any expired or existing leases or whether any expired contracts are or contain leases.  The adoption of ASU 2016-02 resulted in the recognition of operating leases and lease liabilities of approximately $6.2 million on the consolidated balance sheet as of January 1, 2019. The operating leases and lease liabilities primarily relate to real estate lease.

The impact of the adoption of Topic 842 on the accompanying condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adoption adjustment	January 1, 2019
Operating lease assets	$—	$6,245,147	$6,044,528
Deferred rent liability	200,619	(200,619)	—
Current portion of lease liability	—	1,709,138	1,709,138
Long-term portion of lease liability	—	4,536,009	4,536,009

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

See additional lease disclosures in Note 11.

In February 2018, the FASB issued ASU 2018‑02, Income Statement — Reporting Comprehensive Income (Topic 220) — Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. This standard will be effective for the Company for annual periods beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively. The Company adopted that standard effective January 1, 2019 and concluded there was no financial statement impact related to ASU 2018-02.

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is evaluating the impact of this new accounting standard and does not expect its impact to be material.

.

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

The following table disaggregates revenue from contracts with customers by pharmaceutical products:

	Three Months Ended March 31,
Pharmaceutical Product	2019	2018
Venlafaxine ER	$21,607,089	$14,821,553
Methylphenidate ER	20,789,483	28,179,261
Lorzone	4,268,518	4,239,673
Divigel	5,496,660	4,949,547
OB Complete	1,930,516	2,350,992
Other	2,307,676	4,293,180
Net product sales	56,399,942	58,834,206
Royalty revenue	721,207	962,828
License and contract revenue	5,197	3,816
Total revenues	$57,126,346	$59,800,850

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of March 31, 2019. Upon adoption of ASC Topic 606, the Company did not have any contract assets or liabilities. The

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Company has elected to apply the exemption under paragraph 606‑10‑50‑14(a) related to remaining performance obligations as all open purchase orders are expected to be satisfied with a period of one year from the date of the purchase order.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of March 31, 2019. The Company has no costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Trade accounts receivable, net consisted of the following:

	March 31,	December 31,
	2019	2018
Gross trade accounts receivable
Trade accounts receivable	$133,641,124	$146,419,682
Royalty accounts receivable	616,190	238,960
Other receivable	646,084	1,562,287
Less reserves for:
Chargebacks	(26,591,362)	(38,861,232)
Commercial rebates	(47,305,063)	(49,231,445)
Discounts and allowances	(3,883,895)	(3,510,242)
Doubtful accounts	(236,554)	(194,144)
Total trade accounts receivable, net	$56,886,524	$56,423,866

The Company recorded the following adjustments to gross product sales:

	Three Months Ended March 31,
	2019	2018
Gross product sales	$231,548,186	$217,078,496
Less provisions for:
Chargebacks	(101,233,461)	(80,362,027)
Government rebates	(2,523,254)	(5,585,698)
Commercial rebates	(64,598,259)	(59,990,953)
Product returns	(1,026,339)	(5,847,314)
Discounts and allowances	(4,701,225)	(5,085,400)
Advertising and promotions	(1,065,706)	(1,372,898)
Net product sales	$56,399,942	$58,834,206

The activity in the Company’s allowance for customer deductions against trade accounts receivable was as follows:

			Discounts
		Commercial	and	Doubtful
	Chargebacks	Rebates	Allowances	Accounts	Total
Balance at December 31, 2018	$38,861,232	$49,231,445	$3,510,242	$194,144	$91,797,063
Provision	101,233,461	64,598,259	4,701,225	(84,295)	170,448,650
Charges processed	(113,503,331)	(66,524,641)	(4,327,572)	126,705	(184,228,839)
Balance at March 31, 2019	$26,591,362	$47,305,063	$3,883,895	$236,554	$78,016,874

The activity in the Company’s accrued liabilities for customer deductions by account was as follows:

		Government
	Product	and Commercial
	Returns	Rebates	Total
Balance at December 31, 2018	$48,463,509	$9,980,876	$58,444,385
Provision	1,026,339	2,523,254	3,549,593
Charges processed	(3,781,493)	(4,784,874)	(8,566,367)
Balance at March 31, 2019	$45,708,355	$7,719,256	$53,427,611

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Note 5. Inventories

The components of inventories, net of allowances, were as follows:

	March 31,	December 31,
	2019	2018
Finished goods	$15,791,471	$15,577,104
Work in process	739,501	1,138,906
Raw materials and supplies	11,283,875	7,667,011
	$27,814,847	$24,383,021

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. The activity in the allowance for excess, obsolete, and net realizable value inventory account was as follows:

	March 31,	December 31,
	2019	2018
Balance at beginning of period	$1,561,082	$3,066,620
Provision	759,185	2,926,472
Charges processed	(824,087)	(4,432,010)
Balance at end of period	$1,496,180	$1,561,082

Note 6. Goodwill and Other Intangible Assets

The Company tests goodwill and indefinite‑lived intangible assets for impairment annually as of October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. There were no events or changes in circumstances since December 31, 2018 for the Company to test for impairment of goodwill. The carrying value of goodwill was $100,854,816 as of March 31, 2019 and December 31, 2018.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table sets forth the major categories of the Company’s intangible assets and the weighted‑average remaining amortization period for those assets that were not already fully amortized:

	March 31, 2019
					Weighted
					Average
					Remaining
	Gross			Net	Amortization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
Distribution Rights	$98,433,377	$(19,046,512)	$—	$79,386,865	11.7
Product Rights	348,599,941	(124,192,008)	—	224,407,933	3.8
Tradenames	13,485,000	(2,505,762)	—	10,979,238	15.7
Developed Technology	125,460,333	(30,712,781)	—	94,747,552	12.3
IPR&D	64,000,000	—	—	64,000,000	Indefinite Lived
	$649,978,651	$(176,457,063)	$—	$473,521,588

	December 31, 2018
					Weighted
					Average
	Gross			Net	Remaining
	Carrying	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (Years)
Distribution Rights	$98,433,377	$(17,229,374)	$—	$81,204,003	12.0
Product Rights	326,530,149	(109,056,754)	—	217,473,395	4.0
Tradenames	13,485,000	(2,329,284)	—	11,155,716	16.0
Developed Technology	138,133,333	(30,973,516)	(10,303,208)	96,856,609	12.6
IPR&D	91,300,000	—	(7,600,000)	83,700,000	Indefinite Lived
	$667,881,859	$(159,588,928)	$(17,903,208)	$490,389,723

The gross carrying amount and accumulated amortization in the tables above are inclusive of $6,156,564 of accumulated amortization for assets that have been fully impaired in 2018.

Changes in the net carrying amount of intangible assets were as follows:

	Distribution	Product		Developed
	Rights	Rights	Tradenames	Technology	IPR&D	Total
December 31, 2018	$81,204,003	$217,473,395	$11,155,716	$96,856,609	$83,700,000	$490,389,723
Amortization	(1,817,138)	(12,765,462)	(176,478)	(2,109,057)	—	(16,868,135)
Reclassifications(A)		19,700,000			(19,700,000)	—
March 31, 2019	$79,386,865	$224,407,933	$10,979,238	$94,747,552	$64,000,000	$473,521,588

(A) IPR&D in the amount of $19.7 million related to Osmolex ER was reclassified to Product Rights at the time the product was launched.  The amount will be amortized over the estimated useful life of five years which was determined to be the period in which the product rights are expected to contribute cash flow.  The amount will be amortized on an straight line basis.

As part of the Company’s goodwill and intangible asset impairment assessments, the Company estimates the fair values of the reporting unit and intangible assets using an income approach that utilizes a discounted cash flow model, or, where appropriate, a market approach. The discounted cash flow models are dependent upon the Company’s estimates of

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

future cash flows and other factors. These estimates of future cash flows involve assumptions concerning (i) future operating performance, including future sales, long‑term growth rates, operating margins, variations in the amounts, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to the estimated cash flows for the Company’s  October 1, 2018 annual goodwill and indefinite‑lived intangible assets impairment test ranged from 14.0% to 9.0%, respectively, depending on the overall risk associated with the particular assets and other market factors. The Company believes the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Impairment of intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company recorded no impairment charges in intangibles for the three months ended March  31, 2019 and 2018.

Amortization expense of $16,868,135 and $19,372,673 for the three months ended March  31, 2019 and 2018, respectively, was recorded as cost of goods sold. The amortization expense of acquired intangible assets for each of the following five years and thereafter are expected to be as follows:

Amortization
Years ending December 31	Expense
2019	$50,604,405
2020	63,628,441
2021	58,183,460
2022	51,294,844
2023	49,123,534
Thereafter	136,686,904
Total	$409,521,588

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2019	2018
Accrued product returns	$45,708,355	$48,463,509
Accrued royalties	1,820,224	3,597,957
Accrued compensation	4,145,962	8,672,913
Accrued government rebates	7,719,195	9,980,876
Accrued research and development	6,551,142	8,337,812
Accrued expenses and other liabilities	5,960,126	7,362,941
Customer coupons	573,969	719,578
Deferred revenue	—	101,354
Total	$72,478,973	$87,236,940

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8. Financing Arrangements

The composition of the Company’s debt and financing obligations is as follows:

	March 31,	December 31,
	2019	2018
CIT Bank, N.A. Term Loan, net of deferred financing costs of $4,280,382 and $4,557,025 as of March 31, 2019 and December 31, 2018, respectively	$267,079,556	$266,802,911
Note payable — insurance financing	795,068	1,774,199
	267,874,624	268,577,110
Less: current portion	(795,068)	(1,774,199)
Long-term debt	$267,079,556	$266,802,911

Term Loan

As of March 31, 2019, the interest rate was 5.74% for the Company’s Term A Loan and 6.74% for the Term B Loan. As of December 31, 2018, the interest rate was 6.09% for the Term A Loan and 6.59% for the Term B Loan. The Company was in compliance with all covenants of the Term Loan Agreement as of March 31, 2019.

Revolving Facility

As of March 31, 2019 there were no amounts drawn under the $50 million Revolving Facility with CIT Bank, N.A.

Note 9. Concentrations and Credit Risk

In the three months ended March 31, 2019 and 2018, a significant portion of the Company’s gross product sales reported were through three customers, and a significant portion of the Company’s accounts receivable as of March 31, 2019 and December 31, 2018 were due from these customers as well. The following table sets forth the percentage of the Company’s gross sales and accounts receivable attributable to these customers for the periods indicated:

	Gross Product Sales
	Three Months Ended
	March 31,
	2019	2018
Amerisource Bergen	7%	7%
Cardinal Health	55%	54%
McKesson	36%	33%
Combined Total	98%	94%

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Gross Account
	Receivables
	March 31,	December 31,
	2019	2018
Amerisource Bergen	6%	6%
Cardinal Health	61%	61%
McKesson	30%	29%
Combined Total	97%	96%

Purchasing

For the three months ended March  31, 2019,  one supplier accounted for more than 76% of the Company’s purchases of raw materials for products that are manufactured by the Company. For the three months ended March  31, 2018,  one supplier accounted for approximately 86% of the Company’s purchases of raw materials for products that are manufactured by the Company.

The Company purchases various Active Pharmaceutical Ingredient, or API of finished products at contractual minimum levels through agreements with third parties. Individually, none of these agreements are material to the Company, therefore, the Company does not believe at this time that any of the purchase obligations represent levels above the normal course of business.

Note 10. Incentive Plans

The Company recognized share-based compensation expense of $1,168,863 and $0 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $14,054,288. During the three months ended on March 31, 2019 the Company granted 1,374,335 restricted stock units, all of which remained outstanding on March 31, 2019.  As of March 31, 2019, the weighted average remaining requisite service period of the non-vested stock options was 1.9 years and for non-vested restricted stock units was 4.1 years

Note 11. Leases

The Company leases its New Jersey office and warehouse facilities under non‑cancelable leases that expire in July 2022 and December 2023, respectively. On September 6, 2018, the Company entered into a sublease agreement that expires November 2023 to lease additional office space in its New Jersey location. The Company leases office and warehouse facilities in Tampa, Florida, under a non‑cancelable lease that expires in October 2023. The Company leases its Argentina office and warehouse facilities under a lease that originally expired in December 31, 2014, but was amended to extend to December 31, 2020. The Company leases its Hungary office and warehouse facilities under a lease that expires on February 14, 2022. The Company also leases its North Carolina office, which lease has been renewed through July 31, 2020. Some of these leases contain options to renew, but for the majority of leases we have concluded that it was not reasonably certain that we would exercise the options to extend the lease or terminate the lease.  In 2018, the Company began leasing vehicles under a canceable fleet lease that has successive one-year renewal terms. We evaluate the term of these leases and recognize the lease over the period which we believe is reasonable certain to exercise.

We assess whether an arrangement is a lease or contains a lease at inception.  For arrangements considered leases or that contain a lease that is accounted for separetly, we determine the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

for use.  The Company has elected to account for non-lease components associated with our leases and lease components as a single lease component.

The Company recognizes a right-of use asset, which represents the Company’s right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments arising over the lease term.  The present value of the lease payments are calculated using either the implicit interest rate in the lease or an incremental borrowing rate.

Our lease assets and liabilities were classified as follows on our Condensed Consolidated Balance Sheet at March 31, 2019:

Leases	Classification	Balance at March 31, 2019
Assets
Operating	Operating Lease Assets	$6,364,515
Finance	Property, plant and equipment, net	254,182
Total leased assets		$6,618,697

Liabilities
Current
Operating	Current portion of lease liability	$2,006,814
Finance	Current portion of obligations under finance leases	124,590

Non-current
Operating	Long-term portion of lease liability	4,576,768
Finance	Long-term portion of obligations under finance leases	119,672
Total lease liabilities		$6,827,844

The Company recognizes lease expense on a straight-line basis over the lease term.  The components of lease cost are as follows:

Lease Cost	Classification	Three months ended March 31, 2019
Operating lease cost	SG&A expenses	$465,554
	R&D expenses	42,427
	Cost of goods sold	91,207

Finance lease cost
Amortization of leased assets	Depreciation and amortization	31,577
Interest on lease liabilities	Interest expense	1,146
Total lease cost		$631,911

Total rent expense charged to selling, general and administrative expenses was $465,554 and $157,313 for the three months ended March 31, 2019 and 2018, respectively. Total rent expense charged to research and development was $42,427 and $85,820 for the three months ended March 31, 2019 and 2018, respectively. The rent expense charged to

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

cost of goods sold was $91,207 and $92,967 for the three months ended March 31, 2019 and 2018, respectively. The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the leases as follows:

Years ending December 31	Operating Leases
2019	$1,710,996
2020	2,296,677
2021	1,801,411
2022	879,504
2023	490,515
Total lease payments	7,179,103
Less: interest	595,521
Present value of lease payments	$6,583,582

The Company has future minimum lease payments required under the finance leases of $248,831 less interest expense of $4,569 for total present value lease payments of $244,262 for the remainder of the year ended December 31, 2019 through December 31, 2021.

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

Lease Term and Discount Rate	March 31, 2019
Weighted average remaining lease term (years)
Operating leases	3.42
Finance leases	1.88

Weighted average discount rate
Operating leases	5.15%
Finance leases	1.73%

Other Information	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$599,188
Operating cash flows from finance leases	1,146
Financing cash flows from finance leases	31,315

Amortization of assets held under the finance lease is included in depreciation expense as a component of selling, general and administrative expenses..

For the three months ended March 31, 2019, the Company recorded $815,619 of leases assets obtained in exchange for new operating lease liabilities and $18,284 of leased assets obtained in exchange for new finance lease liabilities.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12. Commitments and Contingencies

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

The following table lists the Company’s enforceable and legally binding royalty obligations as of March 31, 2019:

Royalty Obligations
Less than 1 year	$1,328,125
1 to 3 years	3,140,625
3 to 5 years	2,000,000
More than 5 years	1,833,333
Total	$8,302,083

The Company is engaged in various supply agreements with third parties which obligate the Company to purchase various API or finished products at contractual minimum levels. Except as detailed in the table below, none of these agreements are individually or in the aggregate material to the Company. Further, the Company does not believe at this time that any of the purchase obligations represent levels above that of normal business demands

The following table lists the Company’s enforceable and legally binding purchase obligations as of March 31, 2019:

Purchase Obligations
Less than 1 year	$4,000,000
1 to 3 years	—
3 to 5 years	—
Total	$4,000,000

Legal Proceedings

The Company is a party in legal proceedings and potential claims arising from time to time in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company believes that the ultimate disposition of such proceedings and exposures will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company. For the items disclosed below, at this time there is no loss that is probable or reasonably estimatable.

On February 16, 2018, the Company received FDA approval for its amantadine extended release tablets under the trade name OSMOLEX ER. On that same date the Company filed in the Federal District Court for the District of Delaware a Complaint for Declaratory Judgment of Noninfringement of certain patents owned by Adamas Pharmaceuticals, Inc. (Osmotica Pharmaceutical US LLC and Vertical Pharmaceuticals, LLC vs. Adamas Pharmaceuticals, Inc. and Adamas

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Pharma, LLC). Adamas was served with the Complaint on February 21, 2018. Adamas filed an answer on April 13, 2018 denying the allegations in the Complaint and reserving the ability to raise counterclaims as the litigation progresses. On September 20, 2018, Adamas filed an amended answer to the Company’s Complaint for Declaratory Judgment of Noninfringement, with counterclaims alleging infringement of certain patents included in the Company’s Complaint and requesting that the court grant Adamas damages, injunctive relief and attorneys’ fees.

On April 30, 2019, Osmotica Pharmaceuticals plc was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. The complaint names Osmotica Pharmaceuticals plc, certain of its directors and officers and the underwriters of its initial public offering as defendants in a putative class action alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for the Company’s initial public offering of ordinary shares. The Company disputes the allegations in the complaint and intends to vigorously defend against the action. However, this litigation is still in an early stage and there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action, which could adversely affect the Company’s results of operations and financial condition.

Note 13. Income Taxes

During the three months ended March 31, 2019, the Company recognized an income tax benefit of $1.2 million on $7.4 million of loss before income tax, compared to $1.2 million of income tax benefit on $5.8 million of loss before income tax during the comparable 2018 period.

Income taxes for the interim periods have been based on an estimated annual worldwide effective tax rate.  During the three month period ended March 31, 2019, the annualized worldwide effective tax rate was 24% as compared to 23% in the three month period ended March 31, 2018.  Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits in addition to state and foreign taxes.

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on actual and forecasted operating results in order to determine the proper amount, if any, required for a valuation allowance. As of March 31, 2019, and March 31, 2018, the Company maintained valuation allowances on deferred tax assets applicable to entities in foreign jurisdictions for which separate income tax returns are filed, where realization of the related deferred tax assets from future profitable operations is not reasonably assured.

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

During the first quarter of 2018, the Company filed requests to enter into Voluntary Disclosure Agreements (“VDA”) with the States of New Jersey and Georgia related to prior and current period sales and use taxes.  In July 2018, the Company entered into the VDA with both jurisdictions for immaterial tax liabilities.

Note 14. Related Parties

Prior to our IPO the Company paid quarterly advisory and monitoring fees to certain shareholders.  The Company had accrued $0  and $83,818 as a liability,  as of March 31, 2019 and December 31, 2018, respectively and had recognized an

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

immaterial amount and $250,000 of related expense as of March 31, 2019 and 2018, respectively. Further, the Company leases its Argentina office and warehouse space facilities through a related party lease. The term of the operating lease is through December 31, 2020. For the three months ended March  31, 2019 and 2018, the Company incurred rent expense under this lease of $48,488 and $81,945, respectively.

On  August 22, 2018, the Company entered into a Master Service Agreement with United Biosource, LLC or (“UBC”), an Avista Capital Partners portfolio company, for prescription processing and patient access services.  In November 2018, the Company and UBC entered into a Statement of Work for services valued at approximately $2.4 million.

In 2016 the Company entered into a two-year consulting agreement with two Vertical/Trigen shareholders.  The term of the agreement requires a compensation rate of $20,833 per month and is a component of the selling, general and administrative expenses.  This agreement terminated in January 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward‑looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward‑Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward‑looking statements. This discussion and analysis is based upon the historical financial statements of Osmotica Pharmaceuticals plc and Osmotica Holdings S.C.Sp. Prior to the Reorganization (as defined in Note 1, Organization and Nature of Operations, to our consolidated financial statements included in this report), Osmotica Pharmaceuticals plc had no material assets and conducted no operations other than activities incidental to its formation, the Reorganization and our initial public offering. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

Overview

We are a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations. In [the first quarter of] 2018, we generated total revenues across our existing portfolio of promoted specialty neurology and women’s health products, as well as our non‑promoted products, which are primarily complex formulations of generic drugs. In 2017, we received regulatory approval from the U.S. Food and Drug Administration, or the FDA, for M‑72 (methylphenidate hydrochloride extended‑release tablets, 72 mg) for the treatment of attention deficit hyperactivity disorder, or ADHD in patients aged 13 to 65, and in 2018, we received regulatory approval from the FDA for Osmolex ER (amantadine extended‑release tablets) for the treatment of Parkinson’s disease and drug‑induced extrapyramidal reactions, which are involuntary muscle movements caused by certain medications, in adults. We launched M‑72 in the second quarter of 2018 and completed the launch of Osmolex ER in January 2019. In addition, we have a late‑stage development pipeline highlighted by two new drug application or NDAs, candidates in Phase III clinical trials: Ontinua ER (arbaclofen extended‑release tablets) for muscle spasticity in multiple sclerosis patients and RVL‑1201 (oxymetazoline hydrochloride ophthalmic solution, 0.1%) for the treatment of blepharoptosis, or droopy eyelid. Many of our products use our proprietary osmotic‑release drug delivery system, Osmodex, which we believe offers advantages over alternative extended‑release, or ER, technologies.

Our core competencies span drug development, manufacturing and commercialization. Our specialized neurology and women’s health sales teams support the ongoing commercialization of our existing promoted product portfolio as well as the launch of new products. As of March 31, 2019, we actively promoted six products: Osmolex ER, M‑72, Lorzone (chlorzoxazone scored tablets) and ConZip (tramadol hydrochloride extended‑release capsules) in specialty neurology; and OB Complete, our family of prescription prenatal dietary supplements, and Divigel (estradiol gel, 0.1%) in women’s health. As of March 31, 2019, we sold a portfolio consisting of approximately 37 non‑promoted products, which has generated strong cash flow. The cash flow from these non‑promoted products has contributed to our investments in research and development and business development activities. Certain of our key products, particularly those that incorporate our proprietary Osmodex drug delivery system, are or are expected to be manufactured in our Marietta, Georgia facility.  Many of our existing products benefit from several potential barriers to entry, including intellectual property protection, formulation and manufacturing complexities, data exclusivity, as well as U.S. Drug Enforcement Administration, or DEA, regulation and quotas for API. Our non-promoted products compete in generic markets where barriers to entry are lower than markets in which certain of our promoted products compete.  In particular, both methylphenidate ER tablets and venlafaxine ER tablets, or VERT have experienced, and are expected to continue to experience pricing erosion due to additional competition from other generic pharmaceutical companies.  It is anticipated that this pricing erosion will result in lower net sales, revenue and profitability in the remainder of 2019 and subsequent years.

We are focused on progressing our pipeline, which is highlighted by two Phase III candidates under clinical development — arbaclofen ER and RVL‑1201. We developed arbaclofen ER using our proprietary Osmodex drug delivery system and believe this formulation will provide an efficacious and safe treatment for spasticity in multiple sclerosis patients. We recently received topline data from our second Phase III clinical trial of arbaclofen in multiple sclerosis patients with spasticity. The study was a multicenter, randomized, double-blind placebo controlled study in which treatment groups received either placebo, 40 mg arbaclofen per day or 80 mg arbaclofen per day.  The co-primary endpoints were change from baseline in Total Numeric-transformed Ashworth Scale, or TNmAS, and Clinician Global Impression of Change, or CGIC, on day 84. Arbaclofen did not demonstrate superiority to placebo as measured by the CGIC; however, a statistically significant improvement in spasticity relative to placebo was demonstrated by the TNmAS for both doses of arbaclofen (p=0.0482 and 0.0118) for 40 mg and 80 mg per day, respectively.  Upon preliminary review, it appears that CGIC failed to recognize the improvement demonstrated by the TNmAS. However, the CGIC values indicated both treatment groups improved from baseline. Further, it appears that there is a dose-response relationship between the two strengths with the 80 mg exhibiting a stronger signal of efficacy as assessed by the TNmAS scale.  Though arbaclofen 80 mg per day had a higher discontinuation rate in the study, the safety and tolerability profile was in line with previously reported results, most notably a somnolence incidence of 9.5% and 14.5% for the 40-mg and 80-mg treatment arms, respectively, compared to 9.6% for the placebo treatment arm. Somnolence is one of the most frequently reported dose-limiting adverse events associated with baclofen treatment today. Based on the efficacy and safety exhibited for arbaclofen, the Company remains encouraged and plans to proceed with its clinical and regulatory strategy to file an NDA. At this time, however, it is unclear whether or not the Company will be required to conduct an additional clinical trial which may delay our submission past 2019.  If we are required to conduct any such additional clinical trials, our development costs may increase, our regulatory approval process could be delayed or denied and we may not be able to commercialize and commence sales of arbaclofen ER in the time frame currently contemplated, if at all.

We acquired the rights to RVL‑1201 in 2017 and are conducting a second Phase III clinical trial of RVL‑1201 for the treatment of blepharoptosis, or droopy eyelid. If approved, RVL‑1201 would be the first non‑surgical treatment option approved by the FDA for droopy eyelid. We plan to invest selectively in expanding our product portfolio by leveraging both our proprietary Osmodex drug delivery system to develop differentiated products as well as our management team’s operating experience to pursue external business development opportunities.

Financial Operations Overview

Segment Information

We currently operate in one business segment focused on the development and commercialization of pharmaceutical products that target markets with underserved patient populations. We are not organized by market and are managed and operated as one business. We also do not operate any separate lines of business or separate business entities with respect to our products. A single management team reports to our chief operating decision maker who comprehensively manages our entire business. Accordingly, we do not accumulate discrete financial information with respect to separate service lines and do not have separately reportable segments. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Components of Results of Operations

Revenues

Our revenues consist of product sales, royalty revenues and licensing and contract revenue.

Net product sales—Our revenues consist primarily of product sales of our promoted products, principally M-72, Lorzone, Divigel and the OB Complete family of prescription prenatal dietary supplements, and our non‑promoted products, principally methylphenidate ER and VERT. We ship product to a customer pursuant to a purchase order, which in certain cases is pursuant to a master agreement with that customer, and we invoice the customer upon shipment. For these sales we recognize revenue when control has transferred to the customer, which is typically on delivery to the customer.  The amount of revenue we recognize is equal to the selling price, adjusted for any variable consideration, which includes estimated chargebacks, commercial rebates, discounts and allowances at the time revenues are recognized.

Royalty revenue—For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied).

Licensing and contract revenue—The Company has arrangements with commercial partners that allow for the purchase of product from the Company by the commercial partners for the purpose of sub-distribution. Licensing revenue is recognized when the performance obligation identified in the arrangement is completed. Variable considerations, such as returns on product sales, government program rebates, price adjustments and prompt pay discounts associated with licensing revenue, are generally the responsibility of our commercial partners.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel expenses, including salaries and benefits for employees in executive, finance, accounting, business development, legal and human resource functions. General and administrative expenses also include corporate facility costs, including rent, utilities, legal fees related to corporate matters, share based compensation and fees for accounting and other consulting services. We expect to incur additional general and administrative expenses as a public company, including costs associated with the preparation of our SEC filings, increased legal and accounting costs, investor relations costs and, incremental director and officer liability insurance costs, as well as costs related to compliance with the Sarbanes‑Oxley Act of 2002 and the Dodd‑Frank Wall Street Reform and Consumer Protection Act.

Research and Development

Costs for research and development are charged as incurred and include employee‑related expenses (including salaries and benefits, share based compensation, travel and expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies), costs associated with preclinical activities and development activities and costs associated with regulatory operations.

Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in our condensed consolidated financial statements as prepaid expenses or accrued expenses as applicable.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Financial Operations Overview

The following table presents revenues and expenses for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	% Change
Net product sales	$56,400	$58,834	(4)%
Royalty revenue	721	963	(25)%
Licensing and contract revenue	5	4	25%
Total Revenue	57,126	59,801	(4)%
Cost of goods sold (inclusive of amortization of intangibles)	29,203	33,562	(13)%
Gross profit	27,923	26,239	6%
Gross profit percentage	50%	45%
Selling, general and administrative expenses	21,657	17,162	26%
Research and development expenses	9,764	10,174	(4)%
Total operating expenses	31,420	27,336	15%
Interest expense and amortization of debt discount	4,501	4,843	(7)%
Other non-operating (income) expenses, net	(557)	(137)	307%
Total other non-operating expenses, net	3,944	4,706	(16)%
Loss before income taxes	(7,441)	(5,802)	28%
Income tax benefit	1,240	1,195	4%
Net loss	$(6,201)	$(4,608)	35%

Revenue

The following table presents total revenues for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	% Change
Venlafaxine ER (VERT)	$21,607	$14,822	46%
Methylphenidate ER	20,789	28,179	(26)%
Lorzone	4,269	4,240	1%
Divigel	5,497	4,950	11%
OB Complete	1,931	2,351	(18)%
Other	2,307	4,292	(46)%
Net product sales	56,400	58,834	(4)%
Royalty revenue	721	963	(25)%
Licensing and contract revenue	5	4	25%
Total revenues	$57,126	$59,801	(4)%

Total Revenues - Total revenues decreased by $2.7 million to $57.1 million for the three months ended March 31, 2019, as compared to $59.8 million for the three months ended March 31, 2018 primarily due to a decrease in net product sales.

Net Product Sales - Net product sales decreased by $2.4 million to $56.4 million for the three months ended March 31, 2019, as compared to $58.8 million for the three months ended March 31, 2018.  Net sales of VERT increased 46% during the quarter reflecting higher net selling prices due to lower than estimated product returns as well as government rebates, partially offset by lower volumes.  Net sales of methylphenidate ER (including M-72 which was launched in the second quarter of 2018) decreased 26% during the quarter due to additional competitors entering the market, resulting in lower net selling prices, partially offset by higher volumes.  We expect that the additional competition for both methylphenidate ER and VERT from these competitors, as well as, additional generic product approvals and launches in the future, if any, will continue to significantly affect our sales of these products during the remainder of 2019 and in future years.

Product sales of Lorzone were relatively flat for the three months ended March 31, 2019 compared to the prior year period, while sales of Divigel increased approximately 11% driven primarily by targeted promotional activities and strong patient access. Product sales of OB Complete decreased 18% during the quarter due to [lower realized net pricing].  Other non-promoted product sales decreased $2.0 million, or 46%, in the quarter primarily due to lower sales of a generic version of injectable ammunol.

Royalty Revenue - Royalty revenue decreased by $0.2 million for the three months ended March 31, 2019, compared to the prior year period, primarily due to lower licensed product sales by third parties.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018	% Change
Amortization of intangible assets	$16,868	$19,228	(12)%
Depreciation expense	632	607	4%
Royalty expense	1,827	3,339	(45)%
Other cost of goods sold	9,876	10,388	(5)%
Total cost of goods sold	$29,203	$33,562	(13)%

Cost of goods sold decreased $4.5 million in the three months ended March 31, 2019 to $29.2 million as compared to $33.6 million for the three months ended March 31, 2018. The decrease was primarily driven by a $2.4 million decrease in amortization of intangible assets largely due to lower amortization of methylphenidate ER, lower royalty expenses and lower product sales volumes during the quarter.

Gross profit percentage increased to 50% for the three months ended March 31, 2019 compared to 45% in the same period in 2018. Excluding amortization and depreciation, our gross profit percentage increased to 80% for the three months ended March 31, 2019 as compared with 77% for the three months ended March 31, 2018, largely driven by lower royalties on licensed products and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.2 million during the three months ended March 31, 2019 to $21.4 million as compared to $17.2 million in the three months ended March 31, 2018. The increase in our selling, general and administrative expenses reflects additions to salesforce headcount and marketing costs associated with the launch Osmolex ER, together with share compensation expense and higher costs associated with being a public company.

Research and Development

Research and development expenses decreased by $0.4 million in the three months ended March 31, 2019 to $9.8 million as compared to $10.2 million in the three months ended March 31, 2018. The decrease reflects the completion of the Phase III clinical trial of arbaclofen ER during the quarter, partially offset by higher clinical trial costs related to RVL-1201, developmental batch expenses and share compensation expense.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	% Change
Osmolex ER	$323	$98	230%
Arbaclofen ER	4,069	4,588	(11)%
RVL 1201	1,377	917	50%
Other	3,995	4,571	(13)%
Total	$9,764	$10,174	(4)%

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $0.3 million in the three months ended March 31, 2019 to $4.5 million as compared to $4.8 million in the three months ended March 31, 2018. The decrease in borrowing costs reflects lower levels of borrowing following the prepayment of $50.0 million of debt in the fourth quarter of 2018.

Other Non‑operating (Income) Expenses, net

Other non-operating (income) expense was $0.6 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Income Tax Expense

During the three months ended March 31, 2019,  the Company recognized income tax benefit of $1.2 million on $7.4 million of loss before income tax, compared to $1.2 million of income tax benefit on $5.8 million of loss before income tax during the comparable 2018 period.

Income taxes for the interim periods have been based on an estimated annualized worldwide effective tax rate.  During the three month period ended March 31, 2019, the annualized worldwide effective tax rate was 24% as compared to 23% in the three month period ended March 31, 2018.  Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits in addition to state and foreign taxes.

The income tax expense was based on the applicable federal, state and foreign tax rates for those periods. For periods with income before provision for income taxes, favorable tax items result in a decrease in the effective tax rate, while unfavorable tax items result in an increase in the effective tax rate. For periods with a loss before benefit from income taxes, favorable tax items result in an increase in the effective tax rate, while unfavorable tax items result in a decrease in the effective tax rate.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and amounts available to be drawn under our Revolving Credit Facility, or Revolver.  Our primary uses of cash are to fund operating expenses, product development costs, capital expenditures, debt service payments, as well as strategic business and product acquisitions.

As of March 31, 2019, we had cash and cash equivalents of $63.1 million and borrowing availability under the Revolver of $50.0 million. We also had $271.4 million aggregate principal amount borrowed under our term loans and $0.8 million under our note payable for insurance financing. During the three months ended March 31, 2019 we used $5.9 million of cash from operations, and during the three months ended March 31, 2018, we generated cash flows from operations of $7.1 million. We expect to generate positive cash flow from operations in the future through sales of our existing products; however, we expect our levels of cash flow generated to be lower due to price competition on methylphenidate ER and VERT.

As of March 31, 2019, the interest rate was 5.75% and 6.75% for our Term A Loan and Term B Loan, respectively. As of March 31, 2018, the interest rate was 5.63% and 6.13% for our Term A Loan and Term B Loan, respectively.

At March 31, 2019, there were no outstanding borrowings or outstanding letters of credit under the Revolver. Availability under the Revolver as of March 31, 2019 was $50.0 million.

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

Cash Flows

The following table provides information regarding our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018	Change
Net cash (used in) provided by operating activities	$(6,128)	$7,102	$(13,230)
Net cash used in investing activities	(635)	(1,437)	802
Net cash used in financing activities	(1,010)	(2,076)	1,066
Effect on cash of changes in exchange rate	—	(138)	138
Net (decrease) increase in cash and cash equivalents	$(7,773)	$3,451	$(11,224)

Net cash provided by (used in) operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash used by operating activities was $5.9 million for the three months ended March 31, 2019, and net cash provided by operating activities was $7.1 million for the three months ended March 31, 2018.

The decrease in cash provided by operating activities for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was due to changes in working capital, primarily as a result of lower levels of accounts payable and accrued expenses, and higher levels of inventories related to methylphenidate ER and VERT, offset by lower levels of prepaid assets.

Net cash used in investing activities

Our uses of cash in investing activities during the three months ended March 31, 2019 and 2018 reflected purchases of property, plant and equipment and were $0.6 million and $1.4 million, respectively.  Purchases of property, plant and equipment in the three months ended March 31, 2018 included the costs of completion of the expansion construction project for our Marietta, Georgia manufacturing facility, and the purchase of other property, plant and equipment, which costs did not reoccur during the first quarter of 2019.

Net cash used in financing activities

Net cash used by financing activities of $1.0 million during the three months ended March 31, 2019 primarily related to repayments of insurance financing loans and leases of real property and office equipment.

Net cash used in financing activities of $2.1 million during the three months ended March 31, 2018 primarily related to debt repayments of borrowings under our term loans.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in our contractual obligations during the three months ended March 31, 2019 from those as of December 31, 2018 as set forth in our filed Annual Report on Form 10-K.

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

Royalty Revenue—For arrangements that include sales‑based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied).

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

Where available, we have relied on information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to days of sales outstanding, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we have evaluated market conditions for products primarily through the analysis of wholesaler and other third party sell‑through, as well as internally‑generated information, to assess factors that could impact expected product demand at March 31, 2019. We believe that the estimated level of inventory held by our customers is within a reasonable range as compared to both: (i) historical amounts and (ii) expected demand for each respective product at March 31, 2019.

If the assumptions we use to calculate our allowances for sales deductions do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.

The following table presents the activity and ending balances for our product sales provisions for the three months ended March 31, 2019  (in thousands):

			Government
		Commercial	and Commercial	Product	Discounts and
	Chargebacks	Rebates	Rebates	Returns	Allowances	Total
Balance at December 31, 2018	$38,861	$49,231	$9,981	$48,464	$3,511	$150,048
Provision	101,233	64,598	2,523	1,026	4,701	174,081
Charges processed	(113,503)	(66,524)	(4,785)	(3,782)	(4,328)	(192,922)
Balance March 31, 2019	$26,591	$47,305	$7,719	$45,708	$3,884	$131,207

Total items deducted from gross product sales were $174.1 million (excluding $1.0 million in provisions for advertising and promotion), or 75.2% as a percentage of gross product sales during the three months ended March 31, 2019.

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

Events that could materially alter chargebacks include: changes in product pricing as a result of competitive market dynamics or negotiations with customers changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, and customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the chargebacks depending on the direction and trend of the change(s).

Chargebacks were $101.2 million, or 43.7% as a percentage of gross product sales for the three months ended March 31, 2019. We expect that chargebacks will continue to significantly impact our reported net product sales.

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

We ensure that commercial rebates are reasonable through review of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter commercial rebates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers changes in demand for specific products due to external factors, such as competitor supply position or consumer preferences, and customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the commercial rebates depending on the direction and velocity of the change(s).

Commercial rebates were $64.6 million, or 27.9% as a percentage of gross product sales for the three months ended March 31, 2019. We expect that commercial rebates will continue to significantly impact our reported net sales.

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

Government program rebates were $2.5 million, or 1.1% as  a percentage of gross product sales for the three months ended March 31, 2019.

Product Returns—Certain of our products are sold with the customer having the right to return the product within specified periods. Estimated return accruals are made at the time of sale based upon historical experience. Our return policy generally allows customers to receive credit for expired products within three months prior to expiration and within one year after expiration. Our provision for returns consists of our estimates for future product returns.

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

Product returns were $1.0 million, or 0.4% as a percentage of gross product sales for the three months ended March 31, 2019.

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

Advertising and promotions were $1.1 million, or 0.5% as a percentage of gross product sales for the three months ended March 31, 2019. Advertising and promotions as a percentage of gross product sales did not change materially in during the periods presented.

Discounts and allowances were $4.7 million, or 2.0% as a percentage of gross product sales for the three months ended March 31, 2019. Discounts and allowances as a percentage of gross product sales did not change materially during the periods presented.

Valuation of long‑lived assets

As of March 31, 2019, our combined long‑lived assets balance, including property, plant and equipment and finite‑lived intangible assets, is $440.3 million.

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

If the fair value of the IPR&D is less than its carrying amount, an impairment loss is recognized for the difference. Based on results of the impairment assessment performed, we did not recognize impairment charges to IPR&D as of March 31, 2018. Beginning in 2018, we have been evaluating the impairment of IPR&D assets quarterly.  Based on the results of this evaluation we did not recognized impairment charges as of March 31, 2019.

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

As of December 31, 2018, the Company had a federal net operating loss carryover of $3.3 million and net operating loss carryovers in certain foreign tax jurisdictions of approximately $30.5 million which will begin to expire in 2022.  At December 31, 2018, the Company had total tax credit carryovers of approximately $4.6 million, primarily consisting of Federal Orphan Drug Tax Credit carryovers.  These credit carryovers are expected to be fully realized prior to their expiration, beginning in 2036.

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

Share‑based Compensation

Prior to the consummation of our initial public offering, or IPO our employees were eligible to receive awards from the 2016 Plan.  Prior to the completion of our IPO, the compensation committee of the board of directors made recommendations to the board of directors regarding an equity‑based incentive compensation plan that took effect prior to the completion of our initial public offering. Therefore, employees are eligible to receive awards from the new 2018 Plan.

Our share‑based compensation cost will be measured at the grant date based on the fair value of the award and will be recognized as expense over the requisite service period, which will generally represent the vesting period. We will use the Black Scholes valuation model for estimating the fair value on the date of grant of stock options. The fair value of stock option awards will be affected by our valuation assumptions, the volatility of equity comparables, the expected term of the options, the risk‑free interest rate, expected dividends and other objective and subjective variables.

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

Through the operation of our subsidiaries based in Argentina and Hungary, we are exposed to foreign exchange rate risks. In addition to the operations of our foreign subsidiaries, we also contract with vendors that are located outside the United States, and in some cases make payments denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2019, our liabilities denominated in foreign currencies were not material.

We are exposed to fluctuations in interest rates on our senior secured credit facilities. An increase in interest rates could have a material impact on our cash flow. As of March 31, 2019, a 100 basis point increase in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $2.7 million on interest expense.

As of March 31, 2019, we had cash and cash equivalents of $63.1 million. We do not engage in any hedging activities against changes in interest rates. Because of the short‑term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

Inflation generally affects us by increasing our cost of labor, API and clinical trials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019.

Item 4. Controls and Procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to various legal proceedings.  In addition, we have in the past been, and may in the future be, subject to investigations by governmental and regulatory authorities, which exposes us to greater risks associated with litigation, regulatory or other proceedings, including significant fines or penalties.  The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to us.  In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against us, could materially and adversely affect our business, financial condition or results of operations. For the items disclosed below, at this time there is no loss that is probable or reasonably estimatable.

On February 16, 2018, upon receipt of approval for Osmolex ER from the FDA, we filed suit against Adamas in the U.S. District Court for the District of Delaware seeking a declaratory judgment that Osmolex ER does not infringe, directly or indirectly, any valid and enforceable claim of any of the 11 patents enumerated in our complaint.  On September 20, 2018, Adamas filed an amended answer with counterclaims alleging infringement of certain patents included in our complaint and requesting that the court grant Adamas damages, injunctive relief and attorneys’ fees.  Adamas commercializes a different amantadine product, an extended-release capsule marketed and sold as Gocovri ®.  We intend to vigorously defend our rights to commercialize Osmolex ER free and clear of any of these patents.  However, this litigation is at a very early stage.  If we do not prevail in this litigation, we could be exposed to injunctive relief, or damages, either of which could materially and adversely affect our business, financial condition and results of operations.

On April 30, 2019, Osmotica Pharmaceuticals plc was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19.

The complaint names Osmotica Pharmaceuticals plc, certain of its directors and officers and the underwriters of its initial public offering as defendants in a putative class action alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for the Company’s initial public offering of ordinary shares. The Company disputes the allegations in the complaint and intends to vigorously defend against the action. However, this litigation is still in an early stage and there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action, which could adversely affect the Company’s results of operations and financial condition.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in our Annual Report on Form 10-K.

Item 6. Exhibits.

EXHIBIT 10.1+		Employment Agreement, dated September 13,2017, by and between Vertical/Trigen Opco, LLC and Andrew Einhorn

EXHIBIT 31.1	-	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a—14 and 15d—14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	-	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a—14 and 15d—14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	-	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	-	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osmotica Pharmaceuticals plc

Dated: May 9, 2019	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer

Dated: May 9, 2019	By:	/s/ Andrew Einhorn
Andrew Einhorn
Chief Financial Officer