Form 10-Q
period 2019-06-30
Osmotica Pharmaceuticals plc
filed 2019-08-08
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38709

Osmotica Pharmaceuticals plc

(Exact name of registrant as specified in its charter)

Ireland	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Crossing Boulevard

Bridgewater, NJ 08807

(Address of principal executive offices)

(Zip Code)

(908) 809-1300

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐  No  ☒.

There were 52,518,924 ordinary shares ($0.01 nominal value per share) outstanding as of  August 7, 2019.

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
•

as of June 30, 2019, we had total outstanding debt of approximately $267.4 million (net of deferred financing costs), and we had unused commitments of $50.0 million under our senior secured credit facilities. Our substantial debt could adversely affect our liquidity and our ability to raise additional capital to fund operations and could limit our ability to pursue our growth strategy or react to changes in the economy or our industry;

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,736,997	$70,834,496
Trade accounts receivable, net	68,142,413	56,423,866
Inventories, net	27,875,268	24,383,021
Prepaid expenses and other current assets	14,220,119	20,743,685
Total current assets	173,974,797	172,385,068
Property, plant and equipment, net	31,084,436	31,263,432
Operating lease assets	6,375,357	—
Intangibles, net	330,887,844	490,389,723
Goodwill	100,854,816	100,854,816
Other non-current assets	658,069	751,927
Total assets	$643,835,319	$795,644,966
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$18,916,544	$24,869,593
Accrued liabilities	75,524,908	87,236,940
Current portion of long-term debt, net of deferred financing costs	991,459	1,774,199
Current portion of obligation under finance leases	130,505	119,344
Current portion of lease liability	2,206,038	—
Income taxes payable - current portion	134,405	393,552
Total current liabilities	97,903,859	114,393,628
Long-term debt, net of non-current deferred financing costs	267,365,629	266,802,911
Long-term portion of obligation under finance leases	101,363	137,949
Long-term portion of lease liability	4,382,686	—
Income taxes payable - long term portion	1,803,512	1,803,512
Deferred taxes	14,367,524	26,237,841
Total liabilities	385,924,573	409,375,841
Commitments and contingencies (See Note 12)
Shareholders' equity:
Ordinary shares ($0.01 nominal value 400,000,000 shares authorized, 52,518,924 shares issued and outstanding at June 30, 2019 and December 31, 2018)	525,189	525,189
Preferred shares ($0.01 nominal value 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	492,445,699	489,949,791
Accumulated deficit	(233,213,959)	(102,359,672)
Accumulated other comprehensive loss	(1,846,183)	(1,846,183)
Total shareholders' equity	257,910,746	386,269,125
Total liabilities and shareholders' equity	$643,835,319	$795,644,966

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018

Net product sales	$56,215,280	$71,985,642		$112,615,222	$130,819,848
Royalty revenue	779,776	(210,548)		1,500,983	752,280
Licensing and contract revenue	537,325	83,808		542,522	87,624
Total revenues	57,532,381	71,858,902		114,658,727	131,659,752
Cost of goods sold (inclusive of amortization of intangibles)	32,643,961	33,676,464		61,847,242	67,338,130
Gross profit	24,888,420	38,182,438		52,811,485	64,321,622
Selling, general and administrative expenses	25,512,488	16,675,943		47,168,154	33,837,905
Research and development expenses	5,360,196	8,866,779		15,124,456	18,941,080
Impairment of intangibles	125,765,610	—		125,765,610	—
Total operating expenses	156,638,294	25,542,722		188,058,220	52,778,985
Operating income (loss)	(131,749,874)	12,639,716		(135,246,735)	11,542,637
Interest expense and amortization of debt discount	4,551,590	5,241,360		9,052,208	10,084,399
Other non-operating expense (gain)	14,734	(309,145)		(542,213)	(446,598)
Total other non-operating expense (gain)	4,566,324	4,932,215		8,509,995	9,637,801
Income (loss) before income taxes	(136,316,198)	7,707,501		(143,756,730)	1,904,836
Income tax benefit (expense)	11,662,211	(1,819,402)		12,902,443	(624,083)
Net income (loss)	$(124,653,987)	$5,888,099		$(130,854,287)	$1,280,753
Other comprehensive loss, net
Change in foreign currency translation adjustments	—	(722,230)		—	(1,090,344)
Comprehensive income (loss)	$(124,653,987)	$5,165,869		$(130,854,287)	$190,409
Income (loss) per share attributable to shareholders
Basic and Diluted	$(2.37)	$0.14		$(2.49)	$0.03
Weighted average shares basic and diluted
Basic and Diluted	52,518,924	42,855,722	(a)	52,518,924	42,855,722	(a)

(a)

Represents 1,000,367 weighted-average units multiplied by approximately 42.84 (rounded down to the nearest whole share), which was the ratio at which common units of Osmotica Holdings S.C.Sp. were converted to ordinary shares of Osmotica Pharmaceuticals plc immediately prior to the Company’s initial public offering.  See Note 1,  Organization and Nature of Operations.

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE  30, 2019 AND JUNE  30, 2018

(Unaudited)

						Accumulated
						other
	Ordinary shares		Additional	Accumulated	Partners’	comprehensive
	Shares	Amount	paid in capital	deficit	capital	loss	Total
Balance at January 1, 2018	—	$—	$—	$—	$436,416,914	$(633,146)	$435,783,768
Cumulative effect of change in accounting standard	—	—	—	—	1,047,477	—	1,047,477
Net loss	—	—	—	—	(4,607,346)	—	(4,607,346)
Change in foreign currency translation	—	—	—	—	—	(368,114)	(368,114)
Distributions	—	—	—	—	(2,026)		(2,026)
Balance at March 31, 2018	—	—	—	—	432,855,019	(1,001,260)	431,853,759
Net loss	—	—	—	—	5,888,099	—	5,888,099
Change in foreign currency translation	—	—	—	—	—	(722,230)	(722,230)
Balance at June 30, 2018	—	$—	$—	$—	$438,743,118	$(1,723,490)	$437,019,628

						Accumulated
						other
	Ordinary shares		Additional	Accumulated	Partners’	comprehensive
	Shares	Amount	paid in capital	deficit	capital	loss	Total
Balance at January 1, 2019	52,518,924	$525,189	$489,949,791	$(102,359,672)	$—	$(1,846,183)	$386,269,125
Net loss	—	—	—	(6,200,300)	—	—	(6,200,300)
Share compensation	—	—	1,168,863	—	—	—	1,168,863
Balance at March 31, 2019	52,518,924	525,189	491,118,654	(108,559,972)	—	(1,846,183)	381,237,688
Net loss	—	—	—	(124,653,987)	—	—	(124,653,987)
Share compensation	—	—	1,327,045	—	—	—	1,327,045
Balance at June 30, 2019	52,518,924	$525,189	$492,445,699	$(233,213,959)	$—	$(1,846,183)	$257,910,746

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(130,854,287)	$1,280,753
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	35,991,509	40,866,608
Share compensation	2,495,908	—
Impairment of intangibles	125,765,610	—
Deferred income tax benefit	(11,870,317)	(4,309,577)
Loss on sale of fixed assets	53,326	—
Bad debt provision	(157,175)	(239,604)
Amortization of deferred financing and loan origination fees	656,574	839,107
Change in operating assets and liabilities:
Trade accounts receivable, net	(11,561,372)	(23,112,006)
Inventories, net	(3,492,247)	(9,078,808)
Prepaid expenses and other current assets	6,523,566	5,800,117
Trade accounts payable	(5,953,049)	(5,419,606)
Accrued and other current liabilities	(11,757,817)	(6,680,941)
Net cash used in operating activities	(4,159,771)	(53,957)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,091,148)	(2,181,262)
Net cash used in investing activities	(2,091,148)	(2,181,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to affiliates	—	(2,026)
Payments on finance lease obligations	(63,843)	(54,391)
Proceeds from insurance financing loan	1,314,246	974,699
Repayment of insurance financing loan	(2,096,983)	(194,960)
Repayment of debt	—	(4,093,376)
Net cash used in financing activities	(846,580)	(3,370,054)
Net change in cash and cash equivalents	(7,097,499)	(5,605,273)
Effect on cash of changes in exchange rate	—	(729,633)
Cash and cash equivalents, beginning of period	70,834,496	34,743,152
Cash and cash equivalents, end of period	$63,736,997	$28,408,246
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$8,271,400	$9,669,384
Cash paid for taxes	$365,332	$265,447

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

Until the Reorganization, Osmotica Pharmaceuticals plc did not conduct any operations (other than activities incidental to its formation, the Reorganization and the pursuit of an initial public offering). Upon the completion of the Reorganization, the historical consolidated financial statements of Osmotica Holdings S.C.Sp. became the historical financial statements of Osmotica Pharmaceuticals plc. Accordingly, the accompanying unaudited condensed consolidated financial information as of and for the three and six months ended June  30, 2018 included herein reflect the financial information of Osmotica Holdings S.C.Sp.

Osmotica Holdings S.C.Sp.is a Luxembourg special limited partnership, formed on December 3, 2015 in connection with a business combination (the “Merger”), effective February 3, 2016, pursuant to a definitive agreement among Osmotica Holdings S.C.Sp., Vertical/Trigen Holdings, LLC (“Vertical/Trigen”) and its members, and Osmotica Holdings Corp Limited and its shareholders, among others.  Osmotica Holdings S.C.Sp. and several other holding companies and partnerships were formed as a result of the Merger. Pursuant to the Merger, Vertical/Trigen was deemed to be the accounting acquirer. Osmotica is a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations.

Unless otherwise indicated or required by the context, references throughout to “Osmotica,” or the “Company”,  refer to (i) prior to the completion of the Reorganization, Osmotica Holdings S.C.Sp. and its consolidated subsidiaries, including, from and after April 30, 2018, Osmotica Pharmaceuticals plc, and (ii) following the completion of the Reorganization, Osmotica Pharmaceuticals plc and its consolidated subsidiaries, including Osmotica Holdings S.C.Sp.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(“SEC”) for interim reporting. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2019 or any period thereafter. The accompanying Condensed Consolidated Balance Sheet data as of December 31, 2018 was derived from the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018. Except for the lease accounting policy that was updated as a result of adopting Accounting Standards Update (“ASU”) No. 2016‑02, (Leases  Accounting Standards Codification (“ASC”) Topic 842), the Company’s significant accounting policies have not changed substantially from those previously described in the notes to the consolidated financial statements for the year ended December 31, 2018 that are included in the Company’s most recent Annual Report on Form 10-K.

Basic and Diluted Loss per Share—Basic and diluted net loss per share is determined by dividing net loss by the weighted average ordinary shares outstanding during the period. For all periods presented with a net loss, the shares underlying the ordinary share options have been excluded from the calculation because their effect would be anti‑dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti‑dilutive as of June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018		2019	2018
Restricted stock units	1,438,016	—		1,438,016	—
Options to purchase ordinary shares	3,169,222	3,028,788	(a)	3,169,222	3,015,936	(a)

(a)

Represents 70,700 units for the three months ended June 30, 2018 and 70,400 units for the six months ended June 30, 2018 multiplied by approximately 42.84 (rounded down to the nearest whole share), which was the ratio at which common units of Osmotica Holdings S.C.Sp. were converted to ordinary shares of Osmotica Pharmaceuticals plc immediately prior to the Company’s initial public offering.  See Note ,  Organization and Nature of Operations.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long‑term debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable and debt approximate book value because of the short maturity of these financial instruments.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective basis with a cumulative-effect adjustment at the beginning of the period of adoption and therefore did not revise prior period information or disclosure.  Further, the Company elected the package of practical expedients upon transition that allows the Company not to reassess the lease classification for expired and existing leases, whether initial direct costs qualify for capitalization for any expired or existing leases or whether any expired contracts are or contain leases.  The adoption of ASU 2016-02 resulted in the recognition of operating leases and lease liabilities of approximately $6.2 million on the consolidated balance sheet as of January 1, 2019. The operating leases and lease liabilities primarily related to real estate leases.

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

See Note 11, Leases for additional information.

In February 2018, the FASB issued ASU 2018‑02, Income Statement — Reporting Comprehensive Income (Topic 220) — Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. This standard is effective for the Company for annual periods beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively. The Company adopted that standard effective January 1, 2019 and concluded there was no financial statement impact related to ASU 2018-02.

Recent Accounting Pronouncements

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table disaggregates revenue from contracts with customers by pharmaceutical products:

	Three Months Ended June 30,		Six Months Ended June 30,
Pharmaceutical Product	2019	2018	2019	2018
Venlafaxine ER	$18,293,122	$19,662,452	$39,900,211	$34,484,004
Methylphenidate ER	17,100,286	39,146,241	37,889,769	67,325,502
Lorzone	4,063,375	3,972,248	8,331,893	8,211,922
Divigel	6,919,856	4,983,321	12,416,516	9,932,868
OB Complete	2,675,592	2,749,705	4,606,108	5,100,697
Other	7,163,049	1,471,675	9,470,725	5,764,855
Net product sales	56,215,280	71,985,642	112,615,222	130,819,848
Royalty revenue	779,776	(210,548)	1,500,983	752,280
License and contract revenue	537,325	83,808	542,522	87,624
Total revenues	$57,532,381	$71,858,902	$114,658,727	$131,659,752

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of June 30, 2019. Upon adoption of ASC Topic 606, the Company did not have any contract assets or liabilities. The Company has elected to apply the exemption under paragraph 606‑10‑50‑14(a) related to remaining performance obligations as all open purchase orders are expected to be satisfied with a period of one year from the date of the purchase order.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of June  30, 2019. The Company has no costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

With the exception of the provision for doubtful accounts, which is reflected as part of selling, general and administrative expense, the provisions for the following customer reserves are reflected as a reduction of revenues in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Trade accounts receivable, net consisted of the following:

	June 30,	December 31,
	2019	2018
Gross trade accounts receivable
Trade accounts receivable	$128,549,144	$146,419,682
Royalty accounts receivable	156,580	238,960
Other receivable	617,639	1,562,287
Less reserves for:
Chargebacks	(35,408,296)	(38,861,232)
Commercial rebates	(22,204,635)	(49,231,445)
Discounts and allowances	(3,397,311)	(3,510,242)
Doubtful accounts	(170,708)	(194,144)
Total trade accounts receivable, net	$68,142,413	$56,423,866

The Company recorded the following adjustments to gross product sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross product sales	$251,405,374	$245,572,890	$482,953,560	$462,651,386
Less provisions for:
Chargebacks	(136,802,341)	(93,063,695)	(238,035,802)	(173,425,722)
Government and managed care rebates	(7,538,243)	(4,757,168)	(10,061,497)	(10,342,866)
Commercial rebates	(40,204,675)	(63,397,053)	(104,802,934)	(123,388,006)
Product returns	(4,151,074)	(5,713,789)	(5,177,413)	(11,561,103)
Discounts and allowances	(5,092,440)	(5,356,544)	(9,793,665)	(10,441,944)
Advertising and promotions	(1,401,321)	(1,298,999)	(2,467,027)	(2,671,897)
Net product sales	$56,215,280	$71,985,642	$112,615,222	$130,819,848

The activity in the Company’s allowance for customer deductions against trade accounts receivable was as follows:

			Discounts
		Commercial	and	Doubtful
	Chargebacks	Rebates	Allowances	Accounts	Total
Balance at December 31, 2018	$38,861,232	$49,231,445	$3,510,242	$194,144	$91,797,063
Provision	238,035,802	104,802,934	9,793,665	(157,175)	352,475,226
Charges processed	(241,488,738)	(131,829,744)	(9,906,596)	133,739	(383,091,339)
Balance at June 30, 2019	$35,408,296	$22,204,635	$3,397,311	$170,708	$61,180,950

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The activity in the Company’s accrued liabilities for customer deductions by account was as follows:

		Government and
	Product	Managed Care
	Returns	Rebates	Total
Balance at December 31, 2018	$48,463,509	$9,980,876	$58,444,385
Provision	5,177,413	10,061,497	15,238,910
Charges processed	(6,513,688)	(12,744,283)	(19,257,971)
Balance at June 30, 2019	$47,127,234	$7,298,090	$54,425,324

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

Note 5. Inventories

The components of inventories, net of allowances, were as follows:

	June 30,	December 31,
	2019	2018
Finished goods	$15,523,131	$15,577,104
Work in process	1,358,960	1,138,906
Raw materials and supplies	10,993,177	7,667,011
	$27,875,268	$24,383,021

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. The activity in the allowance for excess, obsolete, and net realizable value inventory account was as follows:

	June 30,	December 31,
	2019	2018
Balance at beginning of period	$1,561,082	$3,066,620
Provision	2,154,408	2,926,472
Charges processed	(1,430,030)	(4,432,010)
Balance at end of period	$2,285,460	$1,561,082

Note 6. Goodwill and Other Intangible Assets

The Company tests goodwill and indefinite‑lived intangible assets for impairment annually as of October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. During the second

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

quarter of 2019 circumstances and events related to the pricing of certain of our generic products prompted the Company to evaluate certain of our intangible assets for impairment.  Following such evaluation, the Company determined that the net present value of certain intangible  assets had decreased below their carrying value and thus impaired the intangible assets.  Product Rights, Developed Technologies and Distribution Rights have therefore been impaired by $17,920,049,  $57,165,587 and $50,679,974, respectively due to lower than expected cash flows, and the decision to discontinue selling one product.

The price erosion as described above as well as the impairment recognized on the intangible assets prompted the Company to additionally evaluate goodwill for impairment.  Based on this evaluation, the Company determined that the fair value of goodwill exceeded its carrying value and as a result, no impairment of goodwill was recognized. The carrying value of goodwill was $100,854,816 as of June  30, 2019 and December 31, 2018, net of impairment charges of $86,318,000 recognized in 2018.

The following table sets forth the major categories of the Company’s intangible assets and the weighted‑average remaining amortization period for those assets that were not already fully amortized:

	June 30, 2019
					Weighted
					Average
					Remaining
	Gross			Net	Amortization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
Distribution Rights	$98,433,377	$(20,863,650)	$(50,679,974)	$26,889,753	11.0
Product Rights	348,599,941	(136,957,469)	(17,920,049)	193,722,423	3.6
Tradenames	13,485,000	(2,682,241)	—	10,802,759	15.5
Developed Technology	125,460,333	(32,821,837)	(57,165,587)	35,472,909	11.7
IPR&D	64,000,000	—	—	64,000,000	Indefinite Lived
	$649,978,651	$(193,325,197)	$(125,765,610)	$330,887,844

	December 31, 2018
					Weighted
					Average
	Gross			Net	Remaining
	Carrying	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (Years)
Distribution Rights	$98,433,377	$(17,229,374)	$—	$81,204,003	12.0
Product Rights	326,530,149	(109,056,754)	—	217,473,395	4.0
Tradenames	13,485,000	(2,329,284)	—	11,155,716	16.0
Developed Technology	138,133,333	(30,973,516)	(10,303,208)	96,856,609	12.6
IPR&D	91,300,000	—	(7,600,000)	83,700,000	Indefinite Lived
	$667,881,859	$(159,588,928)	$(17,903,208)	$490,389,723

The gross carrying amount in the tables above are inclusive of $28,299,941 and $17,886,772 in 2019 and 2018, respectively and $10,379,892 and $6,156,564 of accumulated amortization for assets that have been fully impaired in 2019 and 2018, respectively.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Changes in the net carrying amount of intangible assets were as follows:

	Distribution	Product		Developed
	Rights	Rights	Tradenames	Technology	IPR&D	Total
December 31, 2018	$81,204,003	$217,473,395	$11,155,716	$96,856,609	$83,700,000	$490,389,723
Amortization	(3,634,276)	(25,530,923)	(352,957)	(4,218,113)	—	(33,736,269)
Impairments	(50,679,974)	(17,920,049)	—	(57,165,587)	—	(125,765,610)
Reclassifications(A)	—	19,700,000	—	—	(19,700,000)	—
June 30, 2019	$26,889,753	$193,722,423	$10,802,759	$35,472,909	$64,000,000	$330,887,844

(A) IPR&D in the amount of $19.7 million related to Osmolex ER was reclassified to Product Rights in the first quarter of 2019 when the product was launched. Osmolex ER was fully impaired during the second quarter of 2019.

As part of the Company’s goodwill and intangible asset impairment assessments, the Company estimates the fair values of the reporting unit and intangible assets using an income approach that utilizes a discounted cash flow model, or, where appropriate, a market approach. The discounted cash flow models are dependent upon the Company’s estimates of future cash flows and other factors. These estimates of future cash flows involve assumptions concerning (i) future operating performance, including future sales, long‑term growth rates, operating margins, variations in the amounts, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to estimated cash flows for the Company’s interim indefinite-lived asset impairment test for the three months ended June 30, 2019 was 17%.  The Company believes the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Impairment of intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Amortization expense of $16,868,134 and $19,302,132 for the three months ended June 30, 2019 and 2018, respectively, and $33,736,269 and $38,674,805 for the six months ended June  30, 2019 and 2018, respectively was recorded as cost of goods sold. The amortization expense of acquired intangible assets for each of the following periods are expected to be as follows:

Amortization
Years ending December 31	Expense
Remainder of 2019	$26,901,570
2020	50,339,141
2021	44,894,160
2022	38,005,544
2023	35,834,234
Thereafter	70,913,195
Total	$266,887,844

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2019	2018
Accrued product returns	$47,127,234	$48,463,509
Accrued royalties	2,450,149	3,597,957
Accrued compensation	6,551,636	8,672,913
Accrued government and managed care rebates	7,298,090	9,980,876
Accrued research and development	3,649,115	8,337,812
Accrued expenses and other liabilities	7,625,466	7,362,941
Customer coupons	823,218	719,578
Deferred revenue	—	101,354
Total	$75,524,908	$87,236,940

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

Note 8. Financing Arrangements

The composition of the Company’s debt and financing obligations is as follows:

	June 30,	December 31,
	2019	2018
CIT Bank, N.A. Term Loan, net of deferred financing costs of $3,994,309 and $4,557,025 as of June 30, 2019 and December 31, 2018, respectively	$267,365,629	$266,802,911
Note payable — insurance financing	991,459	1,774,199
Total debt and financing obligations	268,357,088	268,577,110
Less: current portion	(991,459)	(1,774,199)
Long-term debt	$267,365,629	$266,802,911

Term Loan

As of June 30, 2019, the interest rate was 6.15% for the Company’s Term A Loan and 6.65% for the Term B Loan. As of December 31, 2018, the interest rate was 6.09% for the Term A Loan and 6.59% for the Term B Loan. The Company was in compliance with all covenants of the Term Loan Agreement as of June 30, 2019.

Revolving Facility

As of June  30, 2019 there were no amounts drawn under the $50 million Revolving Facility with CIT Bank, N.A.

Note 9. Concentrations and Credit Risk

In the three and six months ended June 30, 2019 and 2018, a significant portion of the Company’s gross product sales reported were through three customers, and a significant portion of the Company’s accounts receivable as of June 30,

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2019 and December 31, 2018 were due from these customers as well. The following table sets forth the percentage of the Company’s gross sales and accounts receivable attributable to these customers for the periods indicated:

	Gross Product Sales		Gross Product Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amerisource Bergen	7%	7%	7%	7%
Cardinal Health	59%	55%	57%	55%
McKesson	31%	34%	33%	34%
Combined Total	97%	96%	97%	96%

	Gross Account
	Receivables
	June 30,	December 31,
	2019	2018
Amerisource Bergen	6%	6%
Cardinal Health	68%	61%
McKesson	23%	29%
Combined Total	97%	96%

Purchasing

For the three and six months ended June  30, 2019,  one supplier accounted for more than 96% and 83%, respectively, of the Company’s purchases of raw materials for products that are manufactured by the Company. For the three and six months ended June  30, 2018, one supplier accounted for approximately 97% and 89%, respectively, of the Company’s purchases of raw materials for products that are manufactured by the Company.

The Company purchases various Active Pharmaceutical Ingredient, or API of finished products at contractual minimum levels through agreements with third parties. Individually, none of these agreements are material to the Company, therefore, the Company does not believe at this time that any of the purchase obligations represent levels above the normal course of business.

Note 10. Incentive Plans

The Company recognized share-based compensation expense of $1,327,045 and $0 during the three months ended June 30, 2019 and 2018, respectively, and $2,495,908 and $0 during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $12,952,690. During the three and six months ended on June 30, 2019, the Company granted 69,185 and 1,443,520, respectively, of restricted stock units.  As of June 30, 2019 there were 1,438,016 restricted stock units outstanding and the weighted-average remaining requisite service period of the non-vested stock options was 1.7 years and for non-vested restricted stock units was 3.69 years.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11. Leases

The Company leases its New Jersey office and warehouse facilities under non‑cancelable leases that expire in July 2022 and December 2023, respectively. On September 6, 2018, the Company entered into a sublease agreement that expires November 2023 to lease additional office space in its New Jersey location. The Company leases office and warehouse facilities in Tampa, Florida, under a non‑cancelable lease that expires in October 2023. The Company leases its Argentina office and warehouse facilities under a lease that originally expired in December 31, 2014, but was amended to extend to December 31, 2020. The Company leases its Hungary office and warehouse facilities under a lease that expires on February 14, 2022. The Company also leases its North Carolina office, which lease has been renewed through July 31, 2020. Some of these leases contain options to renew, but for the majority of leases we have concluded that it was not reasonably certain that we would exercise the options to extend the lease or terminate the lease. In 2018, the Company began leasing vehicles under a cancelable fleet lease that has successive one-year renewal terms. We evaluate the term of these leases and recognize the leases over the period which we believe is reasonably certain to exercise.

We assess whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, we determine the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use. The Company has elected to account for non-lease components associated with our leases and lease components as a single lease component.

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

Our lease assets and liabilities were classified as follows on our Condensed Consolidated Balance Sheet at June  30, 2019:

Leases	Classification	Balance at June 30, 2019
Assets
Operating	Operating Lease Assets	$6,375,357
Finance	Property, plant and equipment, net	248,453
Total leased assets		$6,623,810

Liabilities
Current
Operating	Current portion of lease liability	$2,206,038
Finance	Current portion of obligations under finance leases	130,505

Non-current
Operating	Long-term portion of lease liability	4,382,686
Finance	Long-term portion of obligations under finance leases	101,363
Total lease liabilities		$6,820,592

The Company recognizes lease expense on a straight-line basis over the lease term. The components of lease cost are as follows:

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Lease Cost	Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	SG&A expenses	$512,727	$978,281
	R&D expenses	38,575	81,002
	Cost of goods sold	91,899	183,106

Finance lease cost
Amortization of leased assets	Depreciation and amortization	32,479	64,056
Interest on lease liabilities	Interest expense	1,091	2,237
Total lease cost		$676,771	$1,308,682

Total rent expense charged to selling, general and administrative expenses was $512,727 and $170,821 for the three months ended June  30, 2019 and 2018, respectively and $978,281 and $328,134 for the six months ended June 30, 2019 and 2018, respectively. Total rent expense charged to research and development was $38,575 and $60,748 for the three months ended June  30, 2019 and 2018, respectively and $81,002 and $146,568 for the six months ended June 30, 2019 and 2018, respectively. The rent expense charged to cost of goods sold was $91,899 and $89,849 for the three months ended June  30, 2019 and 2018, respectively, and $183,106 and $182,816 for the six months ended June 30, 2019 and 2018, respectively. The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the leases as follows:

Years ending December 31	Operating Leases
Remainder of 2019	$1,238,074
2020	2,485,755
2021	2,049,045
2022	907,013
2023	490,515
Total lease payments	7,170,402
Less: interest	581,678
Present value of lease payments	$6,588,724

The Company has future minimum lease payments required under the finance leases of $236,084 less interest expense of $4,216 for total present value lease payments of $231,868 for the remainder of the year ended December 31, 2019 through December 31, 2022.

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Lease Term and Discount Rate	June 30, 2019
Weighted average remaining lease term (years)
Operating leases	3.19
Finance leases	1.74

Weighted average discount rate
Operating leases	5.05%
Finance leases	1.79%

Other Information	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,242,389)
Operating cash flows from finance leases	(2,237)
Financing cash flows from finance leases	(63,843)

Amortization of assets held under the finance lease is included in depreciation expense as a component of selling, general and administrative expenses.

For the three and six months ended June  30, 2019, the Company recorded $553,860 and $1,369,479, respectively, of leases assets obtained in exchange for new operating lease liabilities and $20,134 and $38,418, respectively, of leased assets obtained in exchange for new finance lease liabilities.

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

The following table lists the Company’s enforceable and legally binding royalty obligations as of June 30, 2019:

Royalty Obligations
Less than 1 year	$1,281,250
1 to 3 years	3,093,750
3 to 5 years	2,000,000
More than 5 years	1,583,333
Total	$7,958,333

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

On February 16, 2018, the Company received FDA approval for its amantadine extended release tablets under the trade name OSMOLEX ER. On that same date the Company filed in the Federal District Court for the District of Delaware a Complaint for Declaratory Judgment of Noninfringement of certain patents owned by Adamas Pharmaceuticals, Inc. (Osmotica Pharmaceutical US LLC and Vertical Pharmaceuticals, LLC vs. Adamas Pharmaceuticals, Inc. and Adamas Pharma, LLC). Adamas was served with the Complaint on February 21, 2018. Adamas filed an answer on April 13, 2018 denying the allegations in the Complaint and reserving the ability to raise counterclaims as the litigation progresses. On September 20, 2018, Adamas filed an amended answer to the Company’s Complaint for Declaratory Judgment of Noninfringement, with counterclaims alleging infringement of certain patents included in the Company’s Complaint and requesting that the court grant Adamas damages, injunctive relief and attorneys’ fees.  The action is ongoing, but was stayed on May 23, 2019 at the parties’ joint request.

On April 30, 2019, Osmotica Pharmaceuticals plc was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action.  The complaints name Osmotica Pharmaceuticals plc, certain of its directors and officers and the underwriters of its initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for the Company’s initial public offering of ordinary shares. On July 22, 2019, Plaintiffs filed an Amended Complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant.  The Company disputes the allegations in the complaint and intends to vigorously defend against the action. However, this litigation matter is still in an early stage and there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action, which could adversely affect the Company’s results of operations and financial condition.  At this time there is no loss that is probable or reasonably estimatable.

Note 13. Income Taxes

During the six months ended June 30, 2019, the Company recognized an income tax benefit of $12.9 million on $143.8 million of loss before income tax, compared to $0.6 million of income tax expense on $1.9 million of income before income tax during the comparable 2018 period. The tax benefit resulted from an impairment charge on certain assets which  required the Company to record a valuation allowance against its deferred tax assets.

Income taxes for the interim periods have been based on an estimated annual worldwide effective tax rate. During the six month period ended June  30, 2019, the annualized worldwide effective tax rate was 10% as compared to 15% in the six

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

month period ended June  30, 2018. Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits, recording of a valuation allowance and the addition of state and foreign taxes.

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

The Company recently received notification that the Internal Revenue Service will be conducting an audit of Osmotica Pharmaceuticals Corp., for tax year 2017.

Valuation Allowance

Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes.  ASC 740, Income Taxes, provides for the recognition of deferred tax assets if the realization of such assets is more likely than not.  In assessing the need for a valuation allowance in the second quarter of year ending 2019, the Company considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies.

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on actuals and forecasted operating results in order to determine the proper amount, if any, of a valuation allowance.  As a result of this analysis, the Company determined that it is more likely than not that it will not realize the benefits of its net deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of its net deferred tax assets. The Company  continues to maintain valuation allowances on deferred tax assets applicable to entities in foreign jurisdictions for which separate income tax returns are filed, where realization of the related deferred tax assets from future profitable operations is not reasonably assured.

Note 14. Related Parties

Prior to our IPO the Company paid quarterly advisory and monitoring fees to certain shareholders. The Company had accrued $51,782 and $83,818 as liabilities,  as of June  30, 2019 and December 31, 2018, respectively, and had recognized an immaterial amount and $250,000 of related expense for the three months ended June 30, 2019 and 2018, respectively and an immaterial amount and $520,147 of related expense for the six months ended June 30, 2019 and 2018, respectively.  Further, the Company leases its Argentina office and warehouse space facilities through a related party lease. The term of the operating lease is through December 31, 2020. For the three months ended June  30, 2019 and 2018, the Company incurred rent expense under this lease of $44,086 and $69,426, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred rent expense under this lease of $92,574 and $151,371, respectively.

On  August 22, 2018, the Company entered into a Master Service Agreement with United Biosource, LLC or (“UBC”), an Avista Capital Partners portfolio company, for prescription processing and patient access services. In November 2018, the Company and UBC entered into a Statement of Work for services valued at approximately $2.4 million. The Company entered into a change order effective April 5, 2019 and increased the budget by an incremental $211,038.

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

Overview

We are a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations. In the six months ended June 30, 2019, we generated total revenues across our existing portfolio of promoted specialty neurology and women’s health products, as well as our non‑promoted products, which are primarily complex formulations of generic drugs. In 2017, we received regulatory approval from the U.S. Food and Drug Administration, or the FDA, for M‑72 (methylphenidate hydrochloride extended‑release tablets, 72 mg) for the treatment of attention deficit hyperactivity disorder, or ADHD in patients aged 13 to 65, and, in 2018, we received regulatory approval from the FDA for Osmolex ER (amantadine extended‑release tablets) for the treatment of Parkinson’s disease and drug‑induced extrapyramidal reactions, which are involuntary muscle movements caused by certain medications, in adults. We launched M‑72 in the second quarter of 2018 and completed the launch of Osmolex ER in January 2019. In addition, we have a late‑stage development pipeline highlighted by two new drug application or NDAs, candidates, both of which have completed Phase III clinical trials: Ontinua ER (arbaclofen extended‑release tablets) for muscle spasticity in multiple sclerosis patients and RVL‑1201 (oxymetazoline hydrochloride ophthalmic solution, 0.1%) for the treatment of acquired blepharoptosis, or droopy eyelid. Many of our products use our proprietary osmotic‑release drug delivery system, Osmodex, which we believe offers advantages over alternative extended‑release, or ER, technologies.

Our core competencies span drug development, manufacturing and commercialization. Our specialized neurology and women’s health sales teams support the ongoing commercialization of our existing promoted product portfolio as well as the launch of new products. As of June  30, 2019, we actively promoted six products: Osmolex ER, M‑72, Lorzone (chlorzoxazone scored tablets) and ConZip (tramadol hydrochloride extended‑release capsules) in specialty neurology; and OB Complete, our family of prescription prenatal dietary supplements, and Divigel (estradiol gel, 0.1%) in women’s health. As of June  30, 2019, we sold a portfolio consisting of approximately 30 non‑promoted products.  The cash flow from these non‑promoted products has contributed to our investments in research and development and business development activities. Certain of our key products, particularly those that incorporate our proprietary Osmodex drug delivery system, are or are expected to be manufactured in our Marietta, Georgia facility.  Many of our existing products benefit from several potential barriers to entry, including intellectual property protection, formulation and manufacturing complexities, data exclusivity, as well as U.S. Drug Enforcement Administration, or DEA, regulation and quotas for API.

Our non-promoted products compete in generic markets where barriers to entry are lower than markets in which certain of our promoted products compete.  Generic products generally contribute most significantly to revenues and gross margins at the time of launch or in periods of limited competition.  In the U.S. the consolidation of buyers in recent years has increased competitive pressures on the industry as a whole.  As such, the timing of new product launches can have a significant impact on a company’s financial results.  The entrance into the market of additional competition can have a negative impact on the pricing and volume of the affected products which are outside the company’s control.  In particular, both methylphenidate ER tablets and venlafaxine ER tablets, or VERT, have experienced, and are expected to continue to experience, significant pricing erosion due to additional competition from other generic pharmaceutical companies.  This generic pricing erosion has resulted in, and is expected to continue to result in lower net sales, revenue and profitability from methylphenidate ER tablets and venlafaxine ER tablets in the remainder of 2019 and subsequent years.

We are focused on transitioning our business and revenue mix to place a greater emphasis on specialty pharmaceuticals by progressing our pipeline, which is highlighted by two candidates under clinical development — arbaclofen ER and RVL‑1201. We developed arbaclofen ER using our proprietary Osmodex drug delivery system and believe this formulation will provide an efficacious and safe treatment for spasticity in multiple sclerosis patients. In the first quarter of 2019 we received topline data from our second Phase III clinical trial of arbaclofen in multiple sclerosis patients with spasticity. The study was a multicenter, randomized, double-blind placebo controlled study in which treatment groups received either placebo, 40 mg arbaclofen per day or 80 mg arbaclofen per day.  The co-primary endpoints were change from baseline in Total Numeric-transformed Ashworth Scale, or TNmAS, and Clinician Global Impression of Change, or CGIC, on day 84. Arbaclofen did not demonstrate superiority to placebo as measured by the CGIC; however, a statistically significant improvement in spasticity relative to placebo was demonstrated by the TNmAS for both doses of arbaclofen (p=0.0482 and 0.0118 for 40 mg and 80 mg per day, respectively).  Upon review, it appears that CGIC failed to recognize the improvement demonstrated by the TNmAS. However, the CGIC values indicated both treatment groups improved from baseline. Further, it appears that there is a dose-response relationship between the two strengths with the 80 mg exhibiting a stronger signal of efficacy as assessed by the TNmAS scale.  Though arbaclofen 80 mg per day had a higher discontinuation rate in the study, the safety and tolerability profile was in line with previously reported results, most notably a somnolence incidence of 9.5% and 14.5% for the 40-mg and 80-mg treatment arms, respectively, compared to 9.6% for the placebo treatment arm. Somnolence is one of the most frequently reported dose-limiting adverse events associated with baclofen treatment today. Based on the efficacy and safety exhibited for arbaclofen, the Company remains encouraged and plans to request a meeting with the FDA in the third quarter of 2019 to discuss its clinical and regulatory strategy to submit an NDA. At this time, however, it is unclear whether or not the Company will be required to conduct an additional clinical trial which may delay our submission past 2019.  If we are required to conduct any such additional clinical trials, our development costs may increase, our regulatory approval process could be delayed or denied and we may not be able to commercialize and commence sales of arbaclofen ER in the time frame currently contemplated, if at all.

We acquired the rights to RVL‑1201 in 2017 and have completed a second Phase III clinical trial of RVL‑1201 for the treatment of acquired blepharoptosis, or droopy eyelid. The study was a six week randomized, multicenter, double-masked, placebo-controlled study to evaluate the safety and efficacy of once-daily treatment of RVL-1201 compared with placebo for the treatment of acquired blepharoptosis.  The primary endpoint was a measurement of the mean change from baseline of the number of points seen out of a total of 35 in the top four rows of the Leicester Peripheral Field Test, or LPFT,  as measured in two timepoints:  hour 6 on day 1 and hour 2 on day 14.  Topline results of the second Phase III trial met the primary endpoints.  The mean change from baseline on the LPFT on hour 6, day 1 was 6.3 for RVL-1201 versus 2.1 for vehicle (p < 0.0001) and on hour 2, day 14 was 7.7 for RVL-1201 versus 2.4 for vehicle (p < 0.0001).  We also completed a 12-week randomized, multicenter, double-masked, placebo controlled safety study to evaluate the safety of RVL-1201 compared with vehicle for the treatment of acquired blepharoptosis.  Results of the safety study showed RVL-1201 was well tolerated when administered once daily over a 12-week period where the majority of adverse events were mild and did not require treatment.  We intend to submit an NDA in the third quarter of 2019. If approved, RVL‑1201 would be the first non‑surgical treatment option approved by the FDA for droopy eyelid.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

Financial Operations Overview

The following table presents revenues and expenses for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Net product sales	$56,215	$71,986	(22)%
Royalty revenue	780	(211)	(470)%
Licensing and contract revenue	537	84	539%
Total revenues	57,532	71,859	(20)%
Cost of goods sold (inclusive of amortization of intangibles)	32,644	33,677	(3)%
Gross profit	24,888	38,182	(35)%
Gross profit percentage	43%	53%
Selling, general and administrative expenses	25,511	16,676	53%
Research and development expenses	5,360	8,867	(40)%
Impairment of intangibles	125,766	—	-%
Total operating expenses	156,637	25,543	513%
Interest expense and amortization of debt discount	4,552	5,241	(13)%
Other non-operating expense (gain)	15	(309)	NM %
Total other non-operating expense (gain)	4,567	4,932	(7)%
Income (loss) before income taxes	(136,316)	7,707	(1,869)%
Income tax benefit (expense)	11,662	(1,819)	NM %
Net income (loss)	$(124,654)	5,888	(2,217)%

NM-Not meaningful

Revenue

The following table presents total revenues for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Venlafaxine ER (VERT)	$18,293	$19,663	(7)%
Methylphenidate ER	17,100	39,146	(56)%
Lorzone	4,063	3,972	2%
Divigel	6,920	4,983	39%
OB Complete	2,676	2,750	(3)%
Other	7,163	1,472	387%
Net product sales	56,215	71,986	(22)%
Royalty revenue	780	(211)	NM %
Licensing and contract revenue	537	84	NM %
Total revenues	$57,532	$71,859	(20)%

NM-Not meaningful

Total Revenues - Total revenues decreased by $14.3 million to $57.5 million for the three months ended June 30, 2019, as compared to $71.9 million for the three months ended June 30, 2018 primarily due to a decrease in net product sales.

Net Product Sales - Net product sales decreased by $15.8 million to $56.2 million for the three months ended June  30, 2019, as compared to $72.0 million for the three months ended June  30, 2018.  Net sales of methylphenidate ER (including M-72 which was launched in the second quarter of 2018) decreased 56% during the quarter due to additional

competitors entering the market resulting in significantly lower net selling prices.    Net sales of VERT decreased 7% during the quarter as volume declines following the launch of a competing product in the largest dosage during the quarter were partially offset by higher realized net selling prices due to lower than estimated product returns.    We expect that the additional competition for both methylphenidate ER and VERT from these competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of these products during the remainder of 2019 and in future years.

Product sales of Lorzone were relatively flat for the three months ended June  30, 2019 compared to the prior year period, while sales of Divigel increased approximately 39%  driven primarily by the launch of a new dosage strength together with targeted promotional activities and strong patient access. Product sales of OB Complete decreased 3% during the quarter due to lower realized net pricing and lower volume of product sold.  Other sales increased $5.7 million, or 387%, in the quarter primarily due to higher sales of a  non-promoted product.

Royalty Revenue - Royalty revenue increased by $1.0 million for the three months ended June 30, 2019,  relative to the comparable period in 2018 when price protection adjustments were incurred by one of our license partners, thereby reducing royalty revenue in that period.

Licensing and Contract Revenue - Licensing and contract revenue increased $0.5 million in three months ended June 30, 2019 due to higher product sales by our license partners during the quarter.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	June 30,
	2019	2018	% Change
Amortization of intangible assets	$16,868	$19,302	(13)%
Depreciation expense	611	671	(9)%
Royalty expense	2,456	3,696	(34)%
Other cost of goods sold	12,709	10,008	28%
Total cost of goods sold	$32,644	$33,677	(3)%

Cost of goods sold decreased $1.0 million in the three months ended June 30, 2019 to $32.6 million as compared to $33.6 million for the three months ended June  30, 2018. The decrease was primarily driven by a  decrease in amortization of intangible assets largely due to lower amortization of methylphenidate ER and lower royalty expenses, partially offset by higher inventory reserves and higher unit production costs during the quarter.

Gross profit percentage decreased to 43%  for the three months ended June  30, 2019 compared to 53% in the same period in 2018. Excluding amortization and depreciation, our gross profit percentage decreased to 74%  for the three months ended June  30, 2019 as compared with 81%  for the three months ended June 30, 2018, largely driven by lower realized net selling prices, offset by lower royalty expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.8 million during the three months ended June  30, 2019 to $25.5 million as compared to $16.7 million in the three months ended June  30, 2018. The increase in our selling, general and administrative expenses reflects additions to salesforce headcount and marketing costs associated with the launch of Osmolex ER, together with share compensation expense and higher costs associated with being a public company.

Research and Development

Research and development expenses decreased by $3.5 million in the three months ended June  30, 2019 to $5.4 million as compared to $8.9 million in the three months ended June  30, 2018. The decrease reflects the completion of Phase III clinical trials  of both arbaclofen ER and RVL-1201 during the first and second quarters of 2019, respectively, partially offset by share compensation expense.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Osmolex ER	$175	$532	(67)%
Arbaclofen ER	1,081	2,787	(61)%
RVL-1201	1,204	1,005	20%
Other	2,900	4,543	(36)%
Total	$5,360	$8,867	(40)%

Impairment of Intangibles Assets

Impairment of intangible assets of $125.8 million during the three months ended June 30, 2019 relates to the write down to fair value of Venlafaxine due to price and volume decreases resulting from competing generic products, underperformance of Osmolex ER and the decision to discontinue selling a formulation of Corvite.  The following table details the impairment charges for such period (in thousands):

	Three Months Ended June 30, 2019
	Impairment
Asset/Asset Group	Charge	Reason For Impairment
Product Rights
Osmolex ER	$17,730	Revenue underperforming expectations.
Corvite	190	Discontinued formulation
	17,920
Developed Technology
Venlafaxine ER	57,166	Revenue underperforming expectations due to new generic market entrant.

Distribution Rights
Venlafaxine	50,680	Revenue underperforming expectations due to new generic market entrant.

Total Impairment Charges for three months ended June 30, 2019	$125,766

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $0.7 million in the three months ended June  30, 2019 to $4.5 million as compared to $5.2 million in the three months ended June  30, 2018. The decrease reflects lower levels of borrowing following the prepayment of $50.0 million of debt in the fourth quarter of 2018, and lower levels of interest rates generally.

Income Tax Expense

During the three months ended June 30, 2019,  the Company recognized income tax benefit of $11.7 million on $136.3 million of loss before income tax, compared to $1.8 million of income tax expense on $7.7 million of income before income tax during the comparable 2018 period. The tax benefit resulted from an impairment charge on certain assets which required the Company to record a valuation allowance against its deferred tax assets.

Income taxes for the interim periods have been based on an estimated annualized worldwide effective tax rate.  During the three month period ended June  30, 2019, the annualized worldwide effective tax rate was 10% as compared to 15% in the three month period ended June  30, 2018.  Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits in addition to state and foreign taxes.

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

Comparison of Six Months Ended June 30, 2019 and 2018

Financial Operations Overview

The following table presents revenues and expenses for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	% Change
Net product sales	$112,615	$130,820	(14)%
Royalty revenue	1,501	752	100%
Licensing and contract revenue	543	88	517%
Total revenues	114,659	131,660	(13)%
Cost of goods sold (inclusive of amortization of intangibles)	61,847	67,338	(8)%
Gross profit	52,812	64,322	(18)%
Gross profit percentage	46%	49%
Selling, general and administrative expenses	47,168	33,838	39%
Research and development expenses	15,125	18,941	(20)%
Impairment of intangibles	125,766	—	-%
Total operating expenses	188,059	52,779	256%
Interest expense and amortization of debt discount	9,052	10,084	(10)%
Other non-operating expense (gain)	(542)	(446)	22%
Total other non-operating expense (gain)	8,510	9,638	(12)%
Income (loss) before income taxes	(143,757)	1,905	(7,646)%
Income tax benefit (expense)	12,902	(624)	NM %
Net income (loss)	$(130,855)	$1,281	(10,315)%

NM-Not meaningful

Revenue

The following table presents total revenues for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	% Change
Venlafaxine ER (VERT)	$39,900	$34,484	16%
Methylphenidate ER	37,890	67,326	(44)%
Lorzone	8,332	8,212	1%
Divigel	12,417	9,933	25%
OB Complete	4,606	5,100	(10)%
Other	9,470	5,765	64%
Net product sales	112,615	130,820	(14)%
Royalty revenue	1,501	752	100%
Licensing and contract revenue	543	88	517%
Total revenues	$114,659	$131,660	(13)%

Total Revenues - Total revenues decreased by $17.0 million to $114.7 million for the six months ended June 30, 2019, as compared to $131.7 million for the six months ended June 30, 2018 primarily due to a decrease in net product sales.

Net Product Sales - Net product sales decreased by $18.2 million to $112.6 million for the six months ended June 30, 2019, as compared to $130.8 million for the six months ended June 30, 2018.  Net sales of methylphenidate ER (including M-72 which was launched in the second quarter of 2018) decreased 44% for the six months ended  June 30, 2019 due to additional competitors entering the market, resulting in significantly lower net selling prices, partially offset by higher volumes. Net sales of VERT increased 16% during the six months ended June 30, 2019. During the period a competing dosage strength was launched which negatively affected sales volumes, however volume decreases were more than offset by lower than estimated product returns as well as government rebates resulting in higher realized net selling prices in the period.  We expect that the additional competition for both methylphenidate ER and VERT from these competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of these products during the remainder of 2019 and in future years.

Product sales of Lorzone were relatively flat for the six months ended June 30, 2019 compared to the prior year period, while sales of Divigel increased approximately 25%  driven primarily by the launch of a new dosage strength together with targeted promotional activities and strong patient access. Product sales of OB Complete decreased 10% during the quarter due to lower realized net pricing and volume of products sold.  Other sales increased $3.7 million, or 64%, during the period largely due to higher sales of a  non-promoted product.

Royalty Revenue - Royalty revenue increased by $0.7 million for the six months ended June 30, 2019, compared to the prior year period, primarily due to price protection adjustments incurred by one of our license partners thereby reducing royalty revenue during the six months ended June 30, 2018.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended
	June 30,
	2019	2018	% Change
Amortization of intangible assets	$33,736	$38,675	(13)%
Depreciation expense	1,243	1,278	(3)%
Royalty expense	4,283	7,036	(39)%
Other cost of goods sold	22,585	20,349	11%
Total cost of goods sold	$61,847	$67,338	(8)%

Cost of goods sold decreased $5.5 million in the six months ended June 30, 2019 to $61.8 million as compared to $67.3 million for the six months ended June 30, 2018. The decrease was primarily driven by a decrease in amortization of intangible assets largely due to lower amortization of methylphenidate ER and lower royalty expenses offset by higher unit production costs.

Gross profit percentage decreased to 46%  for the six months ended June 30, 2019 compared to 49% in the same period in 2018. Excluding amortization and depreciation, our gross profit percentage decreased to 77%  for the six months ended June 30, 2019 as compared with 79%  for the six months ended June 30, 2018, largely driven by lower realized net selling prices, offset by lower royalties on licensed products and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13.3 million during the six months ended June 30, 2019 to $47.2 million as compared to $33.8 million in the six months ended June 30, 2018. The increase in our selling, general and administrative expenses reflects additions to salesforce headcount and marketing costs associated with the launch Osmolex ER, together with share compensation expense and higher costs associated with being a public company.

Research and Development

Research and development expenses decreased by $3.8 million in the six months ended June 30, 2019 to $15.1 million as compared to $18.9 million in the six months ended June 30, 2018. The decrease largely reflects the completion of Phase III clinical trials of both arbaclofen ER and RVL-1201 during the first and second quarters of 2019, respectively, partially offset by share compensation expense.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	% Change
Osmolex ER	$498	$629	(21)%
Arbaclofen ER	5,150	7,375	(30)%
RVL-1201	2,581	1,922	34%
Other	6,896	9,015	(24)%
Total	$15,125	$18,941	(20)%

Impairment of Intangibles Assets

Impairment of intangible assets of $125.8 million during the six months ended June 30, 2019 related to the write-down to fair value of Venlafaxine due to price and volume decreases resulting from competing generic products, underperformance of Osmolex ER and the decision to discontinue selling a formulation of Corvite.  The following table details the impairment charges for such period (in thousands):

	Six Months Ended June 30, 2019
	Impairment
Asset/Asset Group	Charge	Reason For Impairment
Product Rights
Osmolex ER	$17,730	Revenue underperforming expectations.
Corvite	190	Discontinued formulation
	17,920
Developed Technology
Venlafaxine ER	57,166	Revenue underperforming expectations due to new generic market entrant.

Distribution Rights
Venlafaxine	50,680	Revenue underperforming expectations due to new generic market entrant.
Total Impairment Charges for six months ended June 30, 2019	$125,766

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $1.0 million in the six months ended June 30, 2019 to $9.1 million as compared to $10.1 million in the six months ended June 30, 2018. The decrease reflects lower levels of borrowing following the prepayment of $50.0 million of debt in the fourth quarter of 2018, and lower interest rates generally.

Other Non‑operating (Income) Expenses, net

Other non-operating expense was $0.5 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

Income Tax Expense

During the six months ended June 30, 2019,  the Company recognized income tax benefit of $12.9 million on $143.8 million of loss before income tax, compared to $0.6 million of income tax expense on $1.9 million of income before income tax during the comparable 2018 period. The tax benefit resulted from an impairment charge on certain assets which required the Company to record a valuation allowance against its deferred tax assets.

Income taxes for the interim periods have been based on an estimated annualized worldwide effective tax rate.  During the six month period ended June 30, 2019, the annualized worldwide effective tax rate was 10% as compared to 15% in the six month period ended June 30, 2018.  Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits in addition to state and foreign taxes.

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

As of June 30, 2019, we had cash and cash equivalents of $63.7 million and borrowing availability under the Revolver of $50.0 million. We also had $271.4 million aggregate principal amount borrowed under our term loans and $1.0 million under our note payable for insurance financing. During the six months ended June 30, 2019, we used $4.2 million of cash from operations, and during the six months ended June 30, 2018, we used cash from operations of $0.1 million. We expect to generate positive cash flow from operations in the future through sales of our existing and pipeline products if approved; however, we expect our levels of cash flow generated from our existing product sales to be lower due to price competition on methylphenidate ER and VERT.

As of June 30, 2019, the interest rate was 6.15% and 6.65% for our Term A Loan and Term B Loan, respectively. As of June 30, 2018, the interest rate was 5.84% and 6.34% for our Term A Loan and Term B Loan, respectively.

At June 30, 2019, there were no outstanding borrowings or outstanding letters of credit under the Revolver. Availability under the Revolver as of June 30, 2019 was $50.0 million.

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

The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, drug development and commercialization costs, as well as other factors, such as successful development and launching of new products and strategic product or business acquisitions. Our assumptions may prove to be wrong or other factors may adversely affect our business.  We expect our near term levels of cash flow to be negatively affected by price competition on methylphenidate ER and VERT, and increased expenses associated with new product launches. As a result, we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations.  This could, among other things, force us to raise additional funds or force us to reduce our expenses, either of which could have a material adverse effect on our business.  The Company plans to realign its operating infrastructure to prepare for the launch of RVL-1201 and implement cost-savings measures to reduce its expenses. In addition, the Company is exploring options to raise additional capital by, for example, out-licensing or partnering the ex-US rights to RVL-1201, strategic business development, and/or conducting one or more public or private debt or equity financings, which could be dilutive to our shareholders.

To continue to grow our business over the longer term, we plan to commit resources to internal product development, which may include clinical trials of product candidates, and expansion of our commercial, manufacturing and other operations. In addition, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in‑license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in‑licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Additionally, certain financings may require the consent of the lenders under our senior secured credit facilities. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Cash Flows

The following table provides information regarding our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2019	2018	Change
Net cash used in operating activities	$(4,160)	$(54)	$(4,106)
Net cash used in investing activities	(2,091)	(2,181)	90
Net cash used in financing activities	(847)	(3,370)	2,523
Effect on cash of changes in exchange rate	—	(730)	730
Net decrease in cash and cash equivalents	$(7,098)	$(6,335)	$(763)

Net cash provided by (used in) operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash used by operating activities was $4.2 million for the six months ended June  30, 2019, and net cash used in operating activities was $0.1 million for the six months ended June  30, 2018.

The increase in cash used in operating activities for the six months ended June  30, 2019, as compared to the six months ended June  30, 2018, was due to changes in working capital, primarily as a result of higher levels of net accounts receivable and inventories (primarily of methylphenidate ER and VERT), together with lower levels of accounts payable and accrued expenses, offset by lower prepaid expenses.

Net cash used in investing activities

Our uses of cash in investing activities during the six months ended June  30, 2019 and 2018 reflected purchases of property, plant and equipment and were $2.1 million and $2.2 million, respectively.

Net cash used in financing activities

Net cash used by financing activities of $0.8 million during the six months ended June  30, 2019 primarily related to repayments of insurance financing loans and leases of real property and office equipment.

Net cash used in financing activities of $3.4 million during the six months ended June  30, 2018 primarily related to debt repayments of borrowings under our term loans, partially offset by the proceeds from our insurance financing loan.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in our contractual obligations during the six months ended June 30, 2019 from those as of December 31, 2018 as set forth in our filed Annual Report on Form 10-K, except for the satisfaction of the purchase obligation to buy at least $4.0 million of API during 2019, which obligation was satisfied in the second quarter of 2019.

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

Freight—We record amounts billed to customers for shipping and handling as revenue, and record shipping and handling expenses related to product sales as selling, general and administrative expenses. We account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. When shipping and handling costs are incurred after a customer obtains control of the products, we also have elected to account for these as costs to fulfill the promise and not as a separate performance obligation.

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

The following table presents the activity and ending balances for our product sales provisions for the six months ended June 30, 2019  (in thousands):

			Government
		Commercial	and Managed Care	Product	Discounts and
	Chargebacks	Rebates	Rebates	Returns	Allowances	Total
Balance at December 31, 2018	$38,861	$49,231	$9,981	$48,464	$3,510	$150,047
Provision	238,036	104,803	10,061	5,177	9,795	367,872
Charges processed	(241,489)	(131,829)	(12,744)	(6,514)	(9,908)	(402,484)
Balance June 30, 2019	$35,408	$22,205	$7,298	$47,127	$3,397	$115,435

Total items deducted from gross product sales were $367.9 million (excluding $2.5 million in provisions for advertising and promotion), or 76.2% as a percentage of gross product sales during the six months ended June 30, 2019.

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

Chargebacks were $238.0 million, or 49.3% as a percentage of gross product sales for the six months ended June 30, 2019. We expect that chargebacks will continue to significantly impact our reported net product sales.

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

Commercial rebates were $104.8 million, or 21.7% as a percentage of gross product sales for the six months ended June 30, 2019. We expect that commercial rebates will continue to significantly impact our reported net sales.

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

Government and managed care rebates were $10.1 million, or 2.1% as  a percentage of gross product sales for the six months ended June 30, 2019.

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

Product returns were $5.2 million, or 1.1% as a percentage of gross product sales for the six months ended June 30, 2019.

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

Advertising and promotions were $2.5 million, or 0.5% as a percentage of gross product sales for the six months ended June 30, 2019. Advertising and promotions as a percentage of gross product sales did not change materially during the periods presented.

Discounts and allowances were $9.8 million, or 2.0% as a percentage of gross product sales for the six months ended June 30, 2019. Discounts and allowances as a percentage of gross product sales did not change materially during the periods presented.

Valuation of long‑lived assets

As of June 30, 2019, our combined long‑lived assets balance, including property, plant and equipment and finite‑lived intangible assets, is $298.0 million.

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

During the three months ended June 30, 2019 we assessed goodwill for impairment and based on this assessment, we did not recognize an impairment charge. During the first two quarters of 2019, the Company's market capitalization decreased significantly.  Additional or a sustained decline in our market capitalization, even if due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill and cause the Company to conduct additional impairment tests.  A determination that all or a portion of our goodwill is impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

If the fair value of the IPR&D is less than its carrying amount, an impairment loss is recognized for the difference. Based on results of the impairment assessment performed, we did not recognize impairment charges to IPR&D as of June 30, 2019. Beginning in 2018, we have been evaluating the impairment of IPR&D assets quarterly.  Based on the results of this evaluation we did not recognized impairment charges as of June 30, 2019.

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

As of June  30, 2019, the Company had a federal net operating loss carryover of $3.3 million and net operating loss carryovers in certain foreign tax jurisdictions of approximately $34.5 million which will begin to expire in 2022.  At June 30, 2019, the Company had total tax credit carryovers of approximately $4.6 million, primarily consisting of Federal Orphan Drug Tax Credit carryovers.  These credit carryovers are expected to be fully realized prior to their expiration, beginning in 2036.

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

Share‑based Compensation

Prior to the consummation of our initial public offering, or IPO our employees were eligible to receive awards from the Osmotica Holdings S.C.Sp. 2016 Equity Incentive Plan.  Prior to the completion of our IPO, the board of directors approved a new equity-based incentive compensation plan, which took effect prior to the completion of our initial public offering. Therefore, employees are now eligible to receive awards under our 2018 Equity Incentive Plan.

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

Through the operation of our subsidiaries based in Argentina and Hungary, we are exposed to foreign exchange rate risks. In addition to the operations of our foreign subsidiaries, we also contract with vendors that are located outside the United States, and in some cases make payments denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2019, our liabilities denominated in foreign currencies were not material.

We are exposed to fluctuations in interest rates on our senior secured credit facilities. An increase in interest rates could have a material impact on our cash flow. As of June 30, 2019, a 100 basis point increase in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $2.7 million on interest expense.

As of June 30, 2019, we had cash and cash equivalents of $63.7 million. We do not engage in any hedging activities against changes in interest rates. Because of the short‑term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

Inflation generally affects us by increasing our cost of labor, API and clinical trials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2019.

Item 4. Controls and Procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June  30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June  30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June  30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 16, 2018, upon receipt of approval for Osmolex ER from the FDA, we filed suit against Adamas in the U.S. District Court for the District of Delaware seeking a declaratory judgment that Osmolex ER does not infringe, directly or indirectly, any valid and enforceable claim of any of the 11 patents enumerated in our complaint.  On September 20, 2018, Adamas filed an amended answer with counterclaims alleging infringement of certain patents included in our complaint and requesting that the court grant Adamas damages, injunctive relief and attorneys’ fees.  The action is ongoing, but was stayed on May 23, 2019 at the parties’ joint request.  Adamas commercializes a different amantadine product, an extended-release capsule marketed and sold as Gocovri ®.  We intend to vigorously defend our rights to commercialize Osmolex ER free and clear of any of these patents.  However, this litigation is at a very early stage.  If we do not prevail in this litigation, we could be exposed to injunctive relief, or damages, either of which could materially and adversely affect our business, financial condition and results of operations.

On April 30, 2019, Osmotica Pharmaceuticals plc was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19.  On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action.    The complaints name Osmotica Pharmaceuticals plc, certain of its directors and officers and the underwriters of its initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for the Company’s initial public offering of ordinary shares. On July 22, 2019, Plaintiffs filed an Amended Complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant.  The Company disputes the allegations in the complaints and intends to vigorously defend against the action. However, this litigation matter is still in an early stage and there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action, which could adversely affect the Company’s results of operations and financial condition. At this time there is no loss that is probable or reasonably estimatable.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in our Annual Report on Form 10-K.

Item 6. Exhibits.

EXHIBIT 10.1+		Osmotica Pharmaceuticals plc Amended and Restated 2018 Employee Share Purchase Plan

EXHIBIT 31.1	-	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a—14 and 15d—14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	-	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a—14 and 15d—14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	-	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	-	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osmotica Pharmaceuticals plc

Dated: August 8, 2019	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer

Dated: August 8, 2019	By:	/s/ Andrew Einhorn
Andrew Einhorn
Chief Financial Officer