Form 10-Q
period 2019-09-30
Osmotica Pharmaceuticals plc
filed 2019-11-14
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 51,926,123 ordinary shares ($0.01 nominal value per share) outstanding as of  November 13, 2019.

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
•

as of September 30, 2019, we had total outstanding debt of approximately $268.1 million (net of deferred financing costs), and we had unused commitments of $50.0 million under our senior secured credit facilities. Our substantial debt could adversely affect our liquidity and our ability to raise additional capital to fund operations and could limit our ability to pursue our growth strategy or react to changes in the economy or our industry;

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,014,358	$70,834,496
Trade accounts receivable, net	33,861,954	56,423,866
Inventories, net	27,239,963	24,383,021
Prepaid expenses and other current assets	8,185,889	20,722,358
Total current assets	167,302,164	172,363,741
Property, plant and equipment, net	30,325,206	31,263,432
Operating lease assets	5,558,236	—
Intangibles, net	189,324,060	490,389,723
Goodwill	100,854,816	100,854,816
Deferred taxes	198,372	—
Other non-current assets	610,340	751,927
Total assets	$494,173,194	$795,623,639
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$9,905,196	$24,869,593
Accrued liabilities	66,075,638	87,236,940
Current portion of long-term debt, net of deferred financing costs	397,920	1,774,199
Current portion of obligation under finance leases	129,878	119,344
Current portion of lease liability	2,082,192	—
Total current liabilities	78,590,824	114,000,076
Long-term debt, net of non-current deferred financing costs	267,661,134	266,802,911
Long-term portion of obligation under finance leases	68,782	137,949
Long-term portion of lease liability	3,677,068	—
Income taxes payable - long term portion	2,478,596	2,540,780
Deferred taxes		28,294,483
Total liabilities	352,476,404	411,776,199
Commitments and contingencies (See Note 12)
Shareholders' equity:
Ordinary shares ($0.01 nominal value 400,000,000 shares authorized, 52,163,353 and 52,518,924 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	521,634	525,189
Preferred shares ($0.01 nominal value 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	489,784,434	487,287,971
Accumulated deficit	(346,379,911)	(102,119,537)
Accumulated other comprehensive loss	(2,229,367)	(1,846,183)
Total shareholders' equity	141,696,790	383,847,440
Total liabilities and shareholders' equity	$494,173,194	$795,623,639

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018

Net product sales	$64,041,283	$65,443,818		$176,656,505	$196,263,666
Royalty revenue	1,325,061	903,260		2,826,044	1,655,541
Licensing and contract revenue	94,846	(2,233)		637,368	85,392
Total revenues	65,461,190	66,344,845		180,119,917	198,004,599
Cost of goods sold (inclusive of amortization of intangibles)	27,312,326	33,356,208		89,159,568	102,495,349
Gross profit	38,148,864	32,988,637		90,960,349	95,509,250
Selling, general and administrative expenses	24,751,176	17,451,680		71,919,330	51,289,585
Research and development expenses	8,285,405	11,964,949		23,409,861	29,105,018
Impairment of intangibles	128,113,000	6,173,000		253,878,610	6,173,000
Total operating expenses	161,149,581	35,589,629		349,207,801	86,567,603
Operating income (loss)	(123,000,717)	(2,600,992)		(258,247,452)	8,941,647
Interest expense and amortization of debt discount	4,503,551	5,311,330		13,555,759	15,395,727
Other non-operating expense (gain)	(176,764)	(434,065)		(718,977)	(880,664)
Total other non-operating expense (gain)	4,326,787	4,877,265		12,836,782	14,515,063
Income (loss) before income taxes	(127,327,504)	(7,478,257)		(271,084,234)	(5,573,416)
Income tax benefit (expense)	14,622,917	3,872,001		26,823,860	2,898,178
Net loss	$(112,704,587)	$(3,606,256)		$(244,260,374)	$(2,675,238)
Other comprehensive loss, net
Change in foreign currency translation adjustments	(383,184)	(148,183)		(383,184)	(1,238,527)
Comprehensive loss	$(113,087,771)	$(3,754,439)		$(244,643,558)	$(3,913,765)
Loss per share attributable to shareholders
Basic and Diluted	$(2.15)	$(0.08)		$(4.65)	$(0.06)
Weighted average shares basic and diluted
Basic and Diluted	52,476,540	42,862,063	(a)	52,504,518	42,862,063	(a)

(a)

Represents 1,000,515 weighted-average units multiplied by approximately 42.84 (rounded down to the nearest whole share), which was the ratio at which common units of Osmotica Holdings S.C.Sp. were converted to ordinary shares of Osmotica Pharmaceuticals plc immediately prior to the Company’s initial public offering.  See Note 1,  Organization and Nature of Operations.

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER  30, 2019 AND SEPTEMBER  30, 2018

(Unaudited)

						Accumulated
						other
	Ordinary shares		Additional	Accumulated	Partners’	comprehensive
	Shares	Amount	paid in capital	deficit	capital	loss	Total
Balance at January 1, 2018	—	$—	$—	$—	$434,279,704	$(633,146)	$433,646,558
Cumulative effect of change in accounting standard	—	—	—	—	1,047,477	—	1,047,477
Net loss	—	—	—	—	(4,782,216)	—	(4,782,216)
Change in foreign currency translation	—	—	—	—	—	(368,114)	(368,114)
Distributions	—	—	—	—	(2,026)		(2,026)
Balance at March 31, 2018	—	—	—	—	430,542,939	(1,001,260)	429,541,679
Net income	—	—	—	—	5,713,229	—	5,713,229
Change in foreign currency translation	—	—	—	—	—	(722,230)	(722,230)
Balance at June 30, 2018	—	—	—	—	436,256,168	(1,723,490)	434,532,678
Net loss	—	—	—	—	(3,606,256)	—	(3,606,256)
Change in foreign currency translation	—	—	—	—	—	(148,183)	(148,183)
Balance at September 30, 2018	—	$—	$—	$—	$432,649,912	$(1,871,673)	$430,778,239

						Accumulated
						other
	Ordinary shares		Additional	Accumulated	Partners’	comprehensive
	Shares	Amount	paid in capital	deficit	capital	loss	Total
Balance at January 1, 2019	52,518,924	$525,189	$487,287,971	$(102,119,537)	$—	$(1,846,183)	$383,847,440
Net loss	—	—	—	(6,686,550)	—	—	(6,686,550)
Share compensation	—	—	1,168,863	—	—	—	1,168,863
Balance at March 31, 2019	52,518,924	525,189	488,456,834	(108,806,087)	—	(1,846,183)	378,329,753
Net loss	—	—	—	(124,869,237)	—	—	(124,869,237)
Share compensation	—	—	1,327,045	—	—	—	1,327,045
Balance at June 30, 2019	52,518,924	$525,189	489,783,879	(233,675,324)	—	(1,846,183)	254,787,561
Repurchase of ordinary shares	(355,571)	(3,555)	(1,334,875)	—	—	—	(1,338,430)
Net loss	—	—	—	(112,704,587)	—	—	(112,704,587)
Change in foreign currency translation	—	—	—	—	—	(383,184)	(383,184)
Share compensation	—	—	1,335,430	—	—	—	1,335,430
Balance at September 30, 2019	52,163,353	$521,634	$489,784,434	$(346,379,911)	$—	$(2,229,367)	$141,696,790

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(244,260,374)	$(2,675,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,605,308	61,323,279
Share compensation	3,831,338	—
Impairment of intangibles	253,878,610	6,173,000
Deferred income tax benefit	(28,492,855)	(7,507,950)
Loss on sale of fixed and leased assets	75,287	12,892
Bad debt provision	(160,183)	(1,293,005)
Amortization of deferred financing and loan origination fees	999,811	1,260,709
Change in operating assets and liabilities:
Trade accounts receivable, net	22,722,094	(33,820,526)
Inventories, net	(2,856,942)	(8,647,027)
Prepaid expenses and other current assets	12,536,469	811,421
Trade accounts payable	(14,964,397)	(9,063,242)
Accrued and other current liabilities	(21,022,471)	599,913
Net cash provided by operating activities	32,891,695	7,174,226
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed and leased assets	12,326	10,000
Payments on disposal of leased assets	(34,286)	—
Purchase of property, plant and equipment	(3,042,339)	(2,998,039)
Net cash used in investing activities	(3,064,299)	(2,988,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to affiliates	—	(2,026)
Payments on finance lease obligations	(97,050)	(81,822)
Repurchases of ordinary shares	(1,338,430)	—
Proceeds from insurance financing loan	1,314,246	974,699
Repayment of insurance financing loan	(2,690,522)	(484,270)
Repayment of debt	—	(6,140,066)
Net cash used in financing activities	(2,811,756)	(5,733,485)
Net change in cash and cash equivalents	27,015,640	(1,547,298)
Effect on cash of changes in exchange rate	164,222	(993,332)
Cash and cash equivalents, beginning of period	70,834,496	34,743,152
Cash and cash equivalents, end of period	$98,014,358	$32,202,522
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$11,202,084	$14,510,054
Cash paid for taxes	$544,582	$711,696

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

Until the Reorganization, Osmotica Pharmaceuticals plc did not conduct any operations (other than activities incidental to its formation, the Reorganization and the pursuit of an IPO). Upon the completion of the Reorganization, the historical consolidated financial statements of Osmotica Holdings S.C.Sp. became the historical financial statements of Osmotica Pharmaceuticals plc. Accordingly, the accompanying unaudited condensed consolidated financial information as of and for the three and nine months ended September 30, 2018 included herein reflect the financial information of Osmotica Holdings S.C.Sp.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Correction of Immaterial Errors

Subsequent to the issuance of the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2018 in the Company’s Quarterly Report on Form 10-Q filed on August 8, 2019, the Company determined that a revision was required to correct misstatements associated with the tax treatment of certain intercompany transactions at the time of the business combination between Osmotica Holdings Limited and subsidiaries and Vertical/Trigen Holdings LLC which occurred on February 3, 2016. Additionally, revisions were necessary to correct misstatements related to uncertain tax positions and prepaid taxes and certain other previously identified immaterial misstatements.

The Company assessed the materiality of the misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to all prior consolidated financial statements taken as a whole and, therefore, amending previously filed reports to correct the errors was not required.  However, correcting the cumulative effect of the errors in the current period would materially misstate the current period operating results.  Accordingly, the Company has reflected the corrections in the results for prior periods included in this Quarterly Report on Form 10-Q. The Company will also revise such information in future filings to reflect the correction of the errors.

The impacts of the error corrections have been reflected throughout the consolidated financial statements, including the applicable notes, included in this Quarterly Report on Form 10-Q. The following tables present the amounts originally reported, net correction adjustments, and corrected amounts for items affected by the corrections for the three month period ended March 31, 2018, the three and six month periods ended June 30, 2018, the three and nine month periods ended September 30, 2018, the year ended December 31, 2018, the three month period ended March 31, 2019, and the three and six month periods ended June 30, 2019.

The correction had no impact on the previously reported amounts of consolidated cash flows from operating, investing or financing activities.  The errors were identified as a result of improved processes, controls and personnel that were put in place during 2018 and continuing through 2019.

	Three months ended March 31, 2018
	As reported	Net adjustments	As corrected
Cost of goods sold	$33,561,666	$1,004,747	$34,566,413
Gross profit	26,239,185	(1,004,747)	25,234,438
Research and development expenses	10,174,300	(1,004,747)	9,169,553
Income tax benefit (expense)	1,195,319	(174,870)	1,020,449
Net loss	(4,607,346)	(174,870)	(4,782,216)
Comprehensive loss	(4,975,460)	(174,870)	(5,150,330)
Loss per share	0.11	0.00	0.11
Weighted average share - basic and diluted	42,855,722	-	42,855,722

	Three months ended June 30, 2018
	As reported	Net adjustments	As corrected
Cost of goods sold	$33,676,464	$896,263	$34,572,727
Gross profit	38,182,438	(896,263)	37,286,175
Research and development expenses	8,866,779	(896,263)	7,970,516
Income tax benefit (expense)	(1,819,402)	(174,870)	(1,994,272)
Net loss	5,888,099	(174,870)	5,713,229
Comprehensive loss	5,165,869	(174,870)	4,990,999
Loss per share	0.14	0.00	0.13
Weighted average share - basic and diluted	42,855,722	-	42,855,722

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Six months ended June 30, 2018
	As reported	Net adjustments	As corrected
Cost of goods sold	$67,338,130	$1,801,010	$69,139,140
Gross profit	64,321,623	(1,801,010)	62,520,613
Research and development expenses	18,941,080	(1,801,010)	17,140,070
Income tax benefit (expense)	(624,083)	(349,740)	(973,823)
Net loss	1,280,753	(349,740)	931,013
Comprehensive loss	190,409	(349,740)	(159,331)
Loss per share	0.03	0.01	0.02
Weighted average share - basic and diluted	42,855,722	-	42,855,722

	Three months ended September 30, 2018
	As reported	Net adjustments	As corrected
Cost of goods sold	$32,011,554	$1,344,654	$33,356,208
Gross profit	34,333,291	(1,344,654)	32,988,637
Research and development expenses	13,309,603	(1,344,654)	11,964,949
Income tax benefit (expense)	4,046,871	(174,870)	3,872,001
Net loss	(3,431,381)	(174,875)	(3,606,256)
Comprehensive loss	(3,579,564)	(174,875)	(3,754,439)
Loss per share	0.08	0.00	0.09
Weighted average share - basic and diluted	42,862,063	-	42,862,063

	Nine months ended September 30, 2018
	As reported	Net adjustments	As corrected
Partners' capital as of January 1, 2018	$435,783,768	$(2,137,210)	$433,646,558
Prepaid expenses and other current assets	24,430,374	(540,738)	23,889,636
Total assets	895,457,858	(540,738)	894,917,120
Deferred taxes	35,173,098	1,126,873	36,299,971
Income taxes payable- long term portion	1,072,746	994,209	2,066,955
Total liabilities	462,017,794	2,121,082	464,138,876
Partners' capital as of September 30, 2018	433,440,064	(2,661,825)	430,778,239
Total liabilities and partner's capital	895,457,858	(540,738)	894,917,120
Cost of goods sold	99,149,685	3,345,664	102,495,349
Gross profit	98,854,914	(3,345,664)	95,509,250
Research and development expenses	32,450,682	(3,345,664)	29,105,018
Income tax benefit (expense)	3,422,788	(524,610)	2,898,178
Net loss	(2,150,628)	(524,610)	(2,675,238)
Comprehensive loss	(3,389,155)	(524,610)	(3,913,765)
Loss per share	0.05	0.01	0.06
Weighted average share - basic and diluted	42,862,063	-	42,862,063

	As of December 31, 2018
	As reported	Net adjustments	As corrected
Partners' capital as of January 1, 2018	$435,783,768	$(2,137,210)	$433,646,558
Prepaid expenses and other current assets	20,743,685	(21,327)	20,722,358
Total assets	795,644,966	(21,327)	795,623,639
Income taxes payable - current portion	393,552	(393,552)	-
Deferred taxes	26,237,841	2,056,642	28,294,483
Income taxes payable- long term portion	1,803,512	737,268	2,540,780
Total liabilities	409,375,841	2,400,358	411,776,199
Shareholders' equity as of December 31, 2018	386,269,125	(2,421,685)	383,847,440
Total liabilities and shareholders' equity	795,644,966	(21,327)	795,623,639

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three months ended March 31, 2019
	As reported	Net adjustments	As corrected
Prepaid expenses and other current assets	$16,198,948	$(269,732)	$15,929,216
Total assets	776,146,573	(269,732)	775,876,841
Income taxes payable- current portion	496,029	(496,029)	-
Deferred taxes	24,837,107	2,396,964	27,234,071
Income taxes payable- long term portion	1,803,512	737,268	2,540,780
Total liabilities	394,908,885	2,638,203	397,547,088
Shareholders' equity	381,237,688	(2,907,935)	378,329,753
Total liabilities and shareholders' equity	776,146,573	(269,732)	775,876,841
Income tax benefit (expense)	1,240,232	(486,250)	753,982
Net loss	(6,200,300)	(486,250)	(6,686,550)
Comprehensive loss	(6,200,300)	(486,250)	(6,686,550)
Loss per share	(0.12)	0.00	(0.12)
Weighted average share - basic and diluted	52,518,924	-	52,518,924

	Three months ended June 30, 2019
	As reported	Net adjustments	As corrected
Income tax benefit (expense)	$11,662,211	$(215,250)	$11,446,961
Net loss	(124,653,987)	(215,250)	(124,869,237)
Comprehensive loss	(124,653,987)	(215,250)	(124,869,237)
Loss per share	(2.37)	(0.00)	(2.38)
Weighted average share - basic and diluted	52,518,924	-	52,518,924

	Six months ended June 30, 2019
	As reported	Net adjustments	As corrected
Prepaid expenses and other current assets	$14,220,119	$(54,036)	$14,166,083
Total assets	643,835,319	(54,036)	643,781,283
Income taxes payable- current portion	134,405	(134,405)	-
Deferred taxes	14,367,524	2,466,286	16,833,810
Income taxes payable- long term portion	1,803,512	737,268	2,540,780
Total liabilities	385,924,573	3,069,149	388,993,722
Shareholders' equity	257,910,746	(3,123,185)	254,787,561
Total liabilities and shareholders' equity	643,835,319	(54,036)	643,781,283
Income tax benefit (expense)	12,902,443	(701,500)	12,200,943
Net loss	(130,854,287)	(701,500)	(131,555,787)
Comprehensive loss	(130,854,287)	(701,500)	(131,555,787)
Loss per share	(2.49)	0.01	(2.50)
Weighted average share - basic and diluted	52,518,924	-	52,518,924

In each of the tables above, for periods prior to December 31, 2018 weighted average shares – basic and diluted have been converted to their ordinary share equivalents by using an exchange ratio of 42.84 (rounded down to the nearest whole share), which was the ratio the common units were converted to ordinary shares of Osmotica Pharmaceuticals plc immediately prior to the Company's initial public offering in October 2018.  See Note 1, Organization and Nature of Operations.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2019 or any period thereafter. The accompanying Condensed Consolidated Balance Sheet data as of December 31, 2018 was derived from the audited consolidated financial statements.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti‑dilutive as of September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018		2019	2018
Restricted stock units	1,438,642	—		1,237,614	—
Options to purchase ordinary shares	3,152,162	3,015,936	(a)	3,173,065	3,015,936	(a)

(a)

Represents 70,400 units for the three months ended September 30, 2018 and 70,400 units for the nine months ended September 30, 2018 multiplied by approximately 42.84 (rounded down to the nearest whole share), which was the ratio at which common units of Osmotica Holdings S.C.Sp. were converted to ordinary shares of Osmotica Pharmaceuticals plc immediately prior to the Company’s initial public offering.  See Note 1, Organization and Nature of Operations.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table disaggregates revenue from contracts with customers by pharmaceutical products:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pharmaceutical Product	2019	2018	2019	2018
Venlafaxine ER	$22,486,724	$15,893,616	$62,386,935	$50,377,620
Methylphenidate ER	17,879,261	33,247,942	55,769,030	100,573,444
Lorzone	3,749,685	4,324,952	12,081,578	12,536,874
Divigel	6,416,734	5,129,394	18,833,250	15,062,262
OB Complete	2,588,365	2,457,036	7,194,473	7,557,733
Other	10,920,514	4,390,878	20,391,239	10,155,733
Net product sales	64,041,283	65,443,818	176,656,505	196,263,666
Royalty revenue	1,325,061	903,260	2,826,044	1,655,541
License and contract revenue	94,846	(2,233)	637,368	85,392
Total revenues	$65,461,190	$66,344,845	$180,119,917	$198,004,599

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of September 30, 2019. Upon adoption of ASC Topic 606, the Company did not have any contract assets or liabilities. The Company has elected to apply the exemption under paragraph 606‑10‑50‑14(a) related to remaining performance obligations as all open purchase orders are expected to be satisfied with a period of one year from the date of the purchase order.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of September  30, 2019. The Company has no costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Trade accounts receivable, net consisted of the following:

	September 30,	December 31,
	2019	2018
Gross trade accounts receivable
Trade accounts receivable	$70,061,711	$146,419,682
Royalty accounts receivable	507,932	238,960
Other receivable	1,515,641	1,562,287
Less reserves for:
Chargebacks	(10,072,017)	(38,861,232)
Commercial rebates	(26,414,656)	(49,231,445)
Discounts and allowances	(1,568,954)	(3,510,242)
Doubtful accounts	(167,703)	(194,144)
Total trade accounts receivable, net	$33,861,954	$56,423,866

The Company recorded the following adjustments to gross product sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross product sales	$145,714,334	$225,747,442	$628,667,894	$688,398,828
Less provisions for:
Chargebacks	(52,194,601)	(87,655,437)	(290,230,403)	(261,081,159)
Government and managed care rebates	(6,792,099)	(5,231,672)	(16,853,596)	(15,574,538)
Commercial rebates	(25,818,121)	(59,217,332)	(130,621,055)	(182,605,338)
Product returns	7,204,194	(2,418,150)	2,026,781	(13,979,253)
Discounts and allowances	(3,044,843)	(4,545,341)	(12,838,508)	(14,987,285)
Advertising and promotions	(1,027,581)	(1,235,692)	(3,494,608)	(3,907,589)
Net product sales	$64,041,283	$65,443,818	$176,656,505	$196,263,666

The activity in the Company’s allowance for customer deductions against trade accounts receivable was as follows:

			Discounts
		Commercial	and	Doubtful
	Chargebacks	Rebates	Allowances	Accounts	Total
Balance at December 31, 2018	$38,861,232	$49,231,445	$3,510,242	$194,144	$91,797,063
Provision	290,230,403	130,621,055	12,838,508	(160,183)	433,529,783
Charges processed	(319,019,618)	(153,437,844)	(14,779,796)	133,742	(487,103,516)
Balance at September 30, 2019	$10,072,017	$26,414,656	$1,568,954	$167,703	$38,223,330

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The activity in the Company’s accrued liabilities for customer deductions by account was as follows:

		Government and
	Product	Managed Care
	Returns	Rebates	Total
Balance at December 31, 2018	$48,463,509	$9,980,876	$58,444,385
Provision	(2,026,781)	16,853,596	14,826,815
Charges processed	(8,260,286)	(19,800,983)	(28,061,269)
Balance at September 30, 2019	$38,176,442	$7,033,489	$45,209,931

Provisions and utilizations of provisions activity in the current period which relate to the prior period revenues are not provided because to do so would be impracticable. The current systems and processes of the Company do not capture the chargeback and rebate settlements by the period in which the original sales transaction was recorded. The Company uses a combination of factors and applications to estimate the dollar amount of reserves for chargebacks and rebates at each month end. Variable consideration is included in the transaction price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. The Company regularly monitors the reserves based on an analysis of the Company’s product sales and most recent claims, wholesaler inventory, current pricing, and anticipated future pricing changes. If amounts are different from the estimate due to changes from estimated rates, accrual rate adjustments are considered prospectively when determining provisions in accordance with authoritative GAAP. During the three and nine months ended on September 30, 2019,  adjustments were necessary based on actual product returns experience, resulting in decreases of $11.6 million and $18.5 million, respectively, to the product returns reserve and a corresponding benefit to net product sales recognized in the respective periods.

Note 5. Inventories

The components of inventories, net of allowances, were as follows:

	September 30,	December 31,
	2019	2018
Finished goods	$17,198,526	$15,577,104
Work in process	2,204,291	1,138,906
Raw materials and supplies	7,837,146	7,667,011
	$27,239,963	$24,383,021

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. The activity in the allowance for excess, obsolete, and net realizable value inventory account was as follows:

	September 30,	December 31,
	2019	2018
Balance at beginning of period	$1,561,082	$3,066,620
Provision	2,388,108	2,926,472
Charges processed	(1,879,078)	(4,432,010)
Balance at end of period	$2,070,112	$1,561,082

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6. Goodwill and Other Intangible Assets

The Company tests goodwill, definite-lived and indefinite‑lived intangible assets for impairment annually as of October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. In the course of preparing the consolidated financial statements for the three months ended September 30, 2019, the Company evaluated the impact of competing generic products and price erosion on certain of its definite-lived intangible assets, since price erosion from generic competition would result in lower than expected cash flow from these products.  Following such evaluation, the Company determined that the net present value of Product Rights related to the methylphenidate asset group had decreased below its carrying value and thus impaired the intangible asset by $128,113,000.  Impairment charges of definite-lived intangible assets during the nine months ended September 30, 2019 were $253,878,610. During the three and nine months ended September 30, 2019 the Company also evaluated its indefinite-lived intangible asset and determined the fair value exceeded its carrying value. As a result, no impairment was recognized to this asset.

The price erosion as described above as well as the impairment recognized on its definite-lived intangible assets prompted the Company to additionally evaluate goodwill for impairment. Based on this evaluation, the Company determined that the fair value of goodwill exceeded its carrying value and as a result, no impairment of goodwill was recognized. The carrying value of goodwill was $100,854,816 as of September  30, 2019 and December 31, 2018.

The following table sets forth the major categories of the Company’s intangible assets and the weighted‑average remaining amortization period for those assets that were not already fully amortized:

	September 30, 2019
					Weighted
					Average
					Remaining
	Gross			Net	Amortization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
Distribution Rights	$98,433,377	$(21,577,252)	$(50,679,974)	$26,176,151	10.7
Product Rights	348,599,941	(148,642,904)	(146,033,049)	53,923,988	3.3
Tradenames	13,485,000	(2,858,722)	—	10,626,278	15.2
Developed Technology	125,460,333	(33,697,103)	(57,165,587)	34,597,643	11.4
IPR&D	64,000,000	—	—	64,000,000	Indefinite Lived
	$649,978,651	$(206,775,981)	$(253,878,610)	$189,324,060

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

The gross carrying amount in the tables above are inclusive of $28,299,941 and $17,886,772 in 2019 and 2018, respectively and $10,379,892 and $6,156,564 in 2019 and 2018, respectively of accumulated amortization for assets that have been fully impaired.

Changes in the net carrying amount of intangible assets were as follows:

	Distribution	Product		Developed
	Rights	Rights	Tradenames	Technology	IPR&D	Total
December 31, 2018	$81,204,003	$217,473,395	$11,155,716	$96,856,609	$83,700,000	$490,389,723
Amortization	(4,347,878)	(37,216,358)	(529,438)	(5,093,379)	—	(47,187,053)
Impairments	(50,679,974)	(146,033,049)	—	(57,165,587)	—	(253,878,610)
Reclassifications(A)	—	19,700,000	—	—	(19,700,000)	—
September 30, 2019	$26,176,151	$53,923,988	$10,626,278	$34,597,643	$64,000,000	$189,324,060

(A) IPR&D in the amount of $19.7 million related to Osmolex ER was reclassified to Product Rights in the first quarter of 2019 when the product was launched. Osmolex ER was fully impaired during the second quarter of 2019.

As part of the Company’s goodwill and intangible asset impairment assessments, the Company estimates the fair values of the reporting unit and intangible assets using an income approach that utilizes a discounted cash flow model, or, where appropriate, a market approach. The discounted cash flow models are dependent upon the Company’s estimates of future cash flows and other factors. These estimates of future cash flows involve assumptions concerning (i) future operating performance, including future sales, long‑term growth rates, operating margins, variations in the amounts, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to estimated cash flows for the Company’s interim indefinite-lived asset impairment test for the three months ended September 30, 2019 was 16.5%.    The Company believes the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Impairment of intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Amortization expense of $13,450,784 and $19,302,133 for the three months ended September 30, 2019 and 2018, respectively, and $47,187,053 and $57,976,938 for the nine months ended September  30, 2019 and 2018, respectively

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

was recorded as cost of goods sold. The amortization expense of acquired intangible assets for each of the following periods are expected to be as follows:

Amortization
Years ending December 31	Expense
Remainder of 2019	$5,469,785
2020	20,131,141
2021	19,842,160
2022	15,365,544
2023	14,485,234
Thereafter	50,030,196
Total	$125,324,060

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2019	2018
Accrued product returns	$38,176,442	$48,463,509
Accrued royalties	2,281,774	3,597,957
Accrued compensation	6,537,860	8,672,913
Accrued government and managed care rebates	7,033,489	9,980,876
Accrued research and development	2,511,281	8,337,812
Accrued expenses and other liabilities	8,893,380	7,362,941
Customer coupons	641,412	719,578
Deferred revenue	—	101,354
Total	$66,075,638	$87,236,940

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

Note 8. Financing Arrangements

The composition of the Company’s debt and financing obligations is as follows:

	September 30,	December 31,
	2019	2018
CIT Bank, N.A. Term Loan, net of deferred financing costs of $3,698,804 and $4,557,025 as of September 30, 2019 and December 31, 2018, respectively	$267,661,134	$266,802,911
Note payable — insurance financing	397,920	1,774,199
Total debt and financing obligations	268,059,054	268,577,110
Less: current portion	(397,920)	(1,774,199)
Long-term debt	$267,661,134	$266,802,911

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Term Loan

As of September 30, 2019, the interest rate was 5.79% for the Company’s Term A Loan and 6.29% for the Term B Loan. As of December 31, 2018, the interest rate was 6.09% for the Term A Loan and 6.59% for the Term B Loan. The Company was in compliance with all covenants of the Term Loan Agreement as of September 30, 2019.

Revolving Facility

As of September  30, 2019 there were no amounts drawn under the $50 million Revolving Facility with CIT Bank, N.A.

Note 9. Concentrations and Credit Risk

In the three and nine months ended September 30, 2019 and 2018, a significant portion of the Company’s gross product sales reported were through three customers, and a significant portion of the Company’s accounts receivable as of September 30, 2019 and December 31, 2018 were due from these customers as well. The following table sets forth the percentage of the Company’s gross sales and accounts receivable attributable to these customers for the periods indicated:

	Gross Product Sales		Gross Product Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amerisource Bergen	18%	6%	9%	7%
Cardinal Health	36%	55%	52%	54%
McKesson	43%	35%	35%	34%
Combined Total	97%	96%	96%	95%

	Gross Account
	Receivables
	September 30,	December 31,
	2019	2018
Amerisource Bergen	18%	6%
Cardinal Health	30%	61%
McKesson	48%	29%
Combined Total	96%	96%

Purchasing

For the three months  ended September 30, 2019 purchases of raw materials were not significant.  For the nine months ended September 30, 2019, one supplier accounted for approximately 81% of the Company’s purchases of raw materials for products that are manufactured by the Company. For the three and nine months ended September 30, 2018, one supplier accounted for approximately 54% and 77%, respectively, of the Company’s purchases of raw materials for products that are manufactured by the Company.

The Company purchases various Active Pharmaceutical Ingredient, (“API”) of finished products at contractual minimum levels through agreements with third parties. Individually, none of these agreements are material to the Company, therefore, the Company does not believe at this time that any of the purchase obligations represent levels above the normal course of business.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10. Incentive Plans

The Company recognized share-based compensation expense of $1,335,430 and $0 during the three months ended September 30, 2019 and 2018, respectively, and $3,831,338 and $0 during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $11,404,977. During the three and nine months ended on September 30, 2019, the Company granted 27,500 and 1,471,020, respectively, of restricted stock units.  As of September 30, 2019 there were 1,440,081 restricted stock units outstanding and the weighted-average remaining requisite service period of the non-vested stock options was 1.45 years and for non-vested restricted stock units was 3.42 years.

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

Our lease assets and liabilities were classified as follows on our Condensed Consolidated Balance Sheet at September  30, 2019:

Leases	Classification	Balance at September 30, 2019
Assets
Operating	Operating Lease Assets	$5,558,236
Finance	Property, plant and equipment, net	215,198
Total leased assets		$5,773,434

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Liabilities
Current
Operating	Current portion of lease liability	$2,082,192
Finance	Current portion of obligations under finance leases	129,878

Non-current
Operating	Long-term portion of lease liability	3,677,068
Finance	Long-term portion of obligations under finance leases	68,782
Total lease liabilities		$5,957,920

The Company recognizes lease expense on a straight-line basis over the lease term. The components of lease cost are as follows:

Lease Cost	Classification	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	SG&A expenses	$512,339	$1,490,620
	R&D expenses	30,910	111,912
	Cost of goods sold	91,341	274,447

Finance lease cost
Amortization of leased assets	Depreciation and amortization	33,254	97,310
Interest on lease liabilities	Interest expense	990	3,227
Total lease cost		$668,834	$1,977,516

Total rent expense charged to selling, general and administrative expenses was $512,339 and $165,691 for the three months ended September  30, 2019 and 2018, respectively and $1,490,620 and $493,825 for the nine months ended September 30, 2019 and 2018, respectively. Total rent expense charged to research and development was $30,910 and $44,862 for the three months ended September  30, 2019 and 2018, respectively and $111,912 and $191,430 for the nine months ended September 30, 2019 and 2018, respectively. The rent expense charged to cost of goods sold was $91,341 and $82,141 for the three months ended September  30, 2019 and 2018, respectively, and $274,447 and $264,957 for the

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

nine months ended September 30, 2019 and 2018, respectively. The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the leases as follows:

Years ending December 31	Operating Leases
Remainder of 2019	$578,277
2020	2,329,009
2021	1,923,401
2022	928,507
2023	490,514
Total lease payments	6,249,708
Less: interest	490,448
Present value of lease payments	$5,759,260

The Company has future minimum lease payments required under the finance leases of $201,885 less interest expense of $3,226 for total present value lease payments of $198,659 for the remainder of the year ended December 31, 2019 through December 31, 2022.

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

Lease Term and Discount Rate	September 30, 2019
Weighted average remaining lease term (years)
Operating leases	3.02
Finance leases	1.51

Weighted average discount rate
Operating leases	5.20%
Finance leases	1.80%

Other Information	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,876,979)
Operating cash flows from finance leases	(3,227)
Financing cash flows from finance leases	(97,050)

Amortization of assets held under the finance lease is included in depreciation expense as a component of selling, general and administrative expenses.

For the three and nine months ended September  30, 2019, the Company recorded $62,268 and $1,431,747, respectively, of leased assets obtained in exchange for new operating lease liabilities and $0 and $38,418, respectively, of leased assets obtained in exchange for new finance lease liabilities. During each of the three and nine months ended September 30, 2019, the Company disposed of $350,022 of leased assets.

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

The following table lists the Company’s enforceable and legally binding royalty obligations as of September 30, 2019:

Royalty Obligations
Less than 1 year	$1,234,375
1 to 3 years	3,046,875
3 to 5 years	2,000,000
More than 5 years	1,333,333
Total	$7,614,583

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Note 13. Income Taxes

During the nine months ended September 30, 2019, the Company recognized an income tax benefit of $26.8 million on $271.1 million of loss before income tax, compared to $2.9 million of income tax benefit on $5.6 million of loss before income tax during the comparable 2018 period. The tax benefit resulted from an impairment charge on certain assets which  required the Company to record a valuation allowance against its deferred tax assets.

Income taxes for the interim periods have been based on an estimated annual worldwide effective tax rate.. Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits, recording of a valuation allowance and the addition of state and foreign taxes.

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

The Company recently received notification that the Internal Revenue Service will be conducting an audit of Osmotica Pharmaceutical Corp., for tax year 2017.

Valuation Allowance

Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes.  ASC 740, Income Taxes, provides for the recognition of deferred tax assets if the realization of such assets is more likely than not.  In assessing the need for a valuation allowance in the third quarter of year ending 2019, the Company considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

for which separate income tax returns are filed, where realization of the related deferred tax assets from future profitable operations is not reasonably assured.

Note 14. Related Parties

Prior to our IPO the Company paid quarterly advisory and monitoring fees to certain shareholders. The Company had accrued $5,000 and $83,818 as liabilities, as of September 30, 2019 and December 31, 2018, respectively, and had recognized $20,385 and $250,000 of related expense for the three months ended September 30, 2019 and 2018, respectively and $36,323 and $770,147 of related expense for the nine months ended September 30, 2019 and 2018, respectively. Further, the Company leases its Argentina office and warehouse space facilities through a related party lease. The term of the operating lease is through December 31, 2020. For the three months ended September 30, 2019 and 2018, the Company incurred rent expense under this lease of $35,489 and $51,271, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred rent expense under this lease of $128,063 and $202,642, respectively.

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

Note 15. Shareholders’ Equity

Ordinary Share Repurchase Program

In September 2019, the Company’s Board of Directors authorized the repurchase of up to 5,251,892 ordinary shares pursuant to a share repurchase program. Purchases under the ordinary share repurchase program can be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including the price and business and market conditions. The Company expects to retire ordinary shares acquired under the repurchase program. In the third quarter of 2019, the Company repurchased 355,571 ordinary shares for an aggregate of $1.3 million.

2019 Employee Share Purchase Plan

In September 2019, the Company’s board of directors adopted and approved, the Employee Share Purchase Plan (the “ESPP”).  The ESPP allows each eligible employee who is participating in the plan to purchase shares by authorizing payroll deductions of up to $2,000 per payroll period. Unless the participating employee has previously withdrawn from the offering, accumulated payroll deductions will be used to purchase shares on the last business day of the offering period at a price equal to 85 percent of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of ordinary shares, valued at the start of the purchase period, under the ESPP in any calendar year. There is no minimum holding period associated with shares purchased pursuant to this plan. An employee’s purchase rights terminate immediately upon termination of employment.

The Company accounts for employee stock purchases made under its ESPP using the estimate grant date fair value of accounting in accordance with ASC 718, Stock Compensation.  The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense.  The compensation cost is recognized on a straight-line basis over the requisite service period.  The Company recognized $4,517 of compensation

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

expense for the three and nine months ended September 30, 2019.  The Company values ESPP shares using the Black-Scholes model.

As of September 30, 2019, there was $27,102 of unrecognized ordinary share compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.29 years. There were no ordinary shares issued under the ESPP during the three and nine months ended September 30, 2019.

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

Overview

We are a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations. In the nine months ended September 30, 2019, we generated total revenues across our existing portfolio of promoted specialty neurology and women’s health products, as well as our non‑promoted products, which are primarily complex formulations of generic drugs. In 2017, we received regulatory approval from the U.S. Food and Drug Administration, or the FDA, for M‑72 (methylphenidate hydrochloride extended‑release tablets, 72 mg) for the treatment of attention deficit hyperactivity disorder, or ADHD in patients aged 13 to 65, and, in 2018, we received regulatory approval from the FDA for Osmolex ER (amantadine extended‑release tablets) for the treatment of Parkinson’s disease and drug‑induced extrapyramidal reactions, which are involuntary muscle movements caused by certain medications, in adults. We launched M‑72 in the second quarter of 2018 and completed the launch of Osmolex ER in January 2019. In addition, we have a late‑stage development pipeline highlighted by two new drug application or NDAs, candidates, both of which have completed Phase III clinical trials: Ontinua ER (arbaclofen extended‑release tablets) for muscle spasticity in multiple sclerosis patients and RVL‑1201 (oxymetazoline hydrochloride ophthalmic solution, 0.1%) for the treatment of acquired blepharoptosis, or droopy eyelid. In September 2019 an NDA was submitted to the FDA for approval of RVL-1201.  Many of our products use our proprietary osmotic‑release drug delivery system, Osmodex, which we believe offers advantages over alternative extended‑release, or ER, technologies.

Our core competencies span drug development, manufacturing and commercialization. Our team of sales representatives support the ongoing commercialization of our existing promoted product portfolio as well as the launch of new products. As of September  30, 2019, we actively promoted six products: Osmolex ER, M‑72, Lorzone (chlorzoxazone scored tablets) and ConZip (tramadol hydrochloride extended‑release capsules) in specialty neurology; and OB Complete, our family of prescription prenatal dietary supplements, and Divigel (estradiol gel, 0.1%) in women’s health. As of September  30, 2019, we sold a portfolio consisting of approximately 30 non‑promoted products.  The cash flow from these non‑promoted products has contributed to our investments in research and development and business development activities. Certain of our key products, particularly those that incorporate our proprietary Osmodex drug delivery system, are or are expected to be manufactured in our Marietta, Georgia facility.  Many of our existing products benefit from several potential barriers to entry, including intellectual property protection, formulation and manufacturing complexities, data exclusivity, as well as U.S. Drug Enforcement Administration, or DEA, regulation and quotas for API.

Our non-promoted products compete in generic markets where barriers to entry are lower than markets in which certain of our promoted products compete.  Generic products generally contribute most significantly to revenues and gross margins at the time of launch or in periods where a no or a limited number of competing products have been approved and launched.  In the U.S. the consolidation of buyers in recent years has increased competitive pressures on the industry as a whole.  As such, the timing of new product launches can have a significant impact on a company’s financial results.  The entrance into the market of additional competition can have a negative impact on the pricing and volume of the affected products which are outside the company’s control.  In particular, both methylphenidate ER tablets and venlafaxine ER tablets, or VERT, have experienced, and are expected to continue to experience, significant pricing erosion due to additional competition from other generic pharmaceutical companies.  This generic pricing erosion has resulted in, and is expected to continue to result in lower net sales, revenue and profitability from methylphenidate ER tablets and venlafaxine ER tablets in the remainder of 2019 and subsequent years.

We are focused on transitioning our business and revenue mix to place a greater emphasis on specialty pharmaceuticals by progressing our pipeline, which is highlighted by two candidates under clinical development — arbaclofen ER and RVL‑1201. We developed arbaclofen ER using our proprietary Osmodex drug delivery system and believe this formulation will provide an efficacious and safe treatment for spasticity in multiple sclerosis patients. In the first quarter of 2019 we received topline data from our second Phase III clinical trial of arbaclofen ER in multiple sclerosis patients with spasticity. The study was a multicenter, randomized, double-blind placebo controlled study in which treatment groups received either placebo, 40 mg arbaclofen per day or 80 mg arbaclofen per day.  The co-primary endpoints were change from baseline in Total Numeric-transformed Ashworth Scale, or TNmAS, and Clinician Global Impression of Change, or CGIC, on day 84. Arbaclofen ER did not demonstrate superiority to placebo as measured by the CGIC; however, a statistically significant improvement in spasticity relative to placebo was demonstrated by the TNmAS for both doses of arbaclofen (p=0.0482 and 0.0118 for 40 mg and 80 mg per day, respectively).  Upon review, it appears that CGIC failed to recognize the improvement demonstrated by the TNmAS. However, the CGIC values indicated both treatment groups improved from baseline. Further, it appears that there is a dose-response relationship between the two strengths with the 80 mg exhibiting a stronger signal of efficacy as assessed by the TNmAS scale.  Though arbaclofen ER 80 mg per day had a higher discontinuation rate in the study, the safety and tolerability profile was in line with previously reported results, most notably a somnolence incidence of 9.5% and 14.5% for the 40-mg and 80-mg treatment arms, respectively, compared to 9.6% for the placebo treatment arm. Somnolence is one of the most frequently reported dose-limiting adverse events associated with baclofen treatment today. Based on the efficacy and safety exhibited for arbaclofen ER, the Company remains encouraged and during the third quarter of 2019 requested a meeting with the FDA to discuss its clinical and regulatory strategy to submit an NDA. At this time, however, it is unclear whether or not the Company will be required to conduct an additional clinical trial which may delay our submission.    If we are required to conduct any such additional clinical trials, our development costs may increase, our regulatory approval process could be delayed or denied and we may not be able to commercialize and commence sales of arbaclofen ER in the time frame currently contemplated, if at all.

We acquired the rights to RVL‑1201 in 2017 and have completed a second Phase III clinical trial of RVL‑1201 for the treatment of acquired blepharoptosis, or droopy eyelid. The study was a six week randomized, multicenter, double-masked, placebo-controlled study to evaluate the safety and efficacy of once-daily treatment of RVL-1201 compared with placebo for the treatment of acquired blepharoptosis.  The primary endpoint was a measurement of the mean change from baseline of the number of points seen out of a total of 35 in the top four rows of the Leicester Peripheral Field Test, or LPFT,  as measured in two timepoints:  hour 6 on day 1 and hour 2 on day 14.  Topline results of the second Phase III trial met the primary endpoints.  The mean change from baseline on the LPFT on hour 6, day 1 was 6.3 for RVL-1201 versus 2.1 for vehicle (p < 0.0001) and on hour 2, day 14 was 7.7 for RVL-1201 versus 2.4 for vehicle (p < 0.0001).  We also completed a 12-week randomized, multicenter, double-masked, placebo controlled safety study to evaluate the safety of RVL-1201 compared with vehicle for the treatment of acquired blepharoptosis.  Results of the safety study showed RVL-1201 was well tolerated when administered once daily over a 12-week period where the majority of adverse events were mild and did not require treatment.  In September 2019, we  submited an NDA requesting approval by the FDA of RVL-1201.  If approved, RVL‑1201 would be the first non‑surgical treatment option approved by the FDA for droopy eyelid.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

Financial Operations Overview

The following table presents revenues and expenses for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Net product sales	$64,041	$65,444	(2)%
Royalty revenue	1,325	903	47%
Licensing and contract revenue	95	(2)	(4,850)%
Total revenues	65,461	66,345	(1)%
Cost of goods sold (inclusive of amortization of intangibles)	27,312	33,356	(18)%
Gross profit	38,149	32,989	16%
Gross profit percentage	58%	50%
Selling, general and administrative expenses	24,751	17,452	42%
Research and development expenses	8,285	11,965	(31)%
Impairment of intangibles	128,113	6,173	1,975%
Total operating expenses	161,149	35,590	353%
Interest expense and amortization of debt discount	4,504	5,311	(15)%
Other non-operating expense (gain)	(177)	(434)	(59)%
Total other non-operating expense (gain)	4,327	4,877	(11)%
Income (loss) before income taxes	(127,327)	(7,478)	1,603%
Income tax benefit	14,623	3,872	278%
Net loss	$(112,704)	(3,606)	3,025%

Revenue

The following table presents total revenues for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Venlafaxine ER (VERT)	$22,487	$15,894	41%
Methylphenidate ER	17,879	33,248	(46)%
Lorzone	3,750	4,325	(13)%
Divigel	6,416	5,129	25%
OB Complete	2,589	2,457	5%
Other	10,921	4,391	149%
Net product sales	64,042	65,444	(2)%
Royalty revenue	1,325	903	47%
Licensing and contract revenue	94	(2)	(4,800)%
Total revenues	$65,461	$66,345	(1)%

Total Revenues - Total revenues decreased by $0.9 million to $65.5 million for the three months ended September 30, 2019, as compared to $66.3 million for the three months ended September 30, 2018 primarily due to a decrease in net product sales.

Net Product Sales - Net product sales decreased by $1.4 million to $64.0 million for the three months ended September  30, 2019, as compared to $65.4 million for the three months ended September  30, 2018.  Net sales of methylphenidate ER (including M-72) decreased 46% during the quarter due to additional competitors entering the market resulting in significantly lower net selling prices and volumes, offset by lower than estimated product returns.    Net sales of VERT increased 41% during the quarter as a result of higher realized net selling prices due to lower than estimated product returns combined with higher volumes. We expect that additional competition for both methylphenidate ER and VERT from current competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of these products during the remainder of 2019 and in future years.    Methylphenidate and VERT net sales were favorably impacted by adjustments of approximately $11.6 million in the aggregate primarily related to product returns reserves during the quarter based on actual product returns experience.  There can be no assurance that actual product returns experience and other adjustments will continue to favorably impact net sales in the remainder of 2019 and in future years.

Product sales of Lorzone decreased by $0.5 million to $3.8 million for the three months ended September  30, 2019 compared to $4.3 million for the three months ended September 30, 2018, while sales of Divigel increased approximately 25%  driven primarily by the launch of a new dosage strength together with targeted promotional activities and strong patient access. Product sales of OB Complete increased 5% during the quarter due to better pricing during the quarter compared with the prior year period.  Other sales increased $6.5 million, or 149%, in the quarter primarily due to higher sales of a  non-promoted product.

Royalty Revenue - Royalty revenue increased by $0.4 million for the three months ended September 30, 2019,  relative to the comparable period in 2018 when price protection adjustments were incurred by one of our license partners, thereby reducing royalty revenue in that comparative period.

Licensing and Contract Revenue - Licensing and contract revenue increased $0.1 million in three months ended September 30, 2019 due to higher product sales by our license partners during the quarter.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	September 30,
	2019	2018	% Change
Amortization of intangible assets	$13,451	$19,302	(30)%
Depreciation expense	625	674	(7)%
Royalty expense	2,399	2,043	17%
Other cost of goods sold	10,837	11,337	(4)%
Total cost of goods sold	$27,312	$33,356	(18)%

Cost of goods sold decreased $6.0 million in the three months ended September 30, 2019 to $27.3 million as compared to $33.4 million for the three months ended September  30, 2018. The decrease was primarily driven by a  decrease in amortization of intangible assets largely due to lower amortization of VERT, partially offset by higher royalty expenses.

Gross profit percentage increased to 58%  for the three months ended September  30, 2019 compared to 50% in the same period in 2018. Excluding amortization and depreciation, our gross profit percentage was 80%  for each of the three months ended September  30, 2019 and 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.3 million during the three months ended September  30, 2019 to $24.8 million as compared to $17.5 million in the three months ended September  30, 2018. The increase in our selling, general and administrative expenses reflects additions to salesforce headcount and marketing costs associated with the launch of Osmolex ER in the first quarter of 2019,  severance costs associated with the salesforce realignment during the third quarter of 2019 and increased share compensation expense and higher costs associated with being a public company.

Research and Development

Research and development expenses decreased by $3.7 million in the three months ended September  30, 2019 to $8.3 million as compared to $12.0 million in the three months ended September  30, 2018. The decrease reflects the completion of Phase III clinical trial arbaclofen ER during the first quarter of 2019, partially offset by increased share compensation expense and the cost of manufacturing development batches of Osmolex in the three month period ended September 30, 2018, which costs were not present in 2019.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Osmolex ER	$7	$948	(99)%
Arbaclofen ER	1,181	4,472	(74)%
RVL-1201	3,190	3,023	6%
Other	3,907	3,522	11%
Total	$8,285	$11,965	(31)%

Impairment of Intangibles Assets

Impairment of intangible assets of $130.1 million during the three months ended September 30, 2019 relates to the write down to fair value of methylphenidate reflecting continued price and volume decreases resulting from competing generic products.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $0.8 million in the three months ended September  30, 2019 to $4.5 million as compared to $5.3 million in the three months ended September  30, 2018. The decrease reflects lower levels of borrowing following the prepayment of $50.0 million of debt in the fourth quarter of 2018, and interest rates generally.

Income Tax Benefit

During the three months ended September 30, 2019,  the Company recognized income tax benefit of $14.6 million on $127.3 million of loss before income tax, compared to $3.9 million of income tax benefit on $7.5 million of loss before  income tax during the comparable 2018 period. The tax benefit resulted from an impairment charge on certain assets which required the Company to record a valuation allowance against its deferred tax assets.

Income taxes for the interim periods have been based on an estimated annualized worldwide effective tax rate.  Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits, recording of a valuation allowance and the addition to state and foreign taxes.

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

Comparison of Nine Months Ended September 30, 2019 and 2018

Financial Operations Overview

The following table presents revenues and expenses for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	% Change
Net product sales	$176,657	$196,264	(10)%
Royalty revenue	2,826	1,656	71%
Licensing and contract revenue	637	85	649%
Total revenues	180,120	198,005	(9)%
Cost of goods sold (inclusive of amortization of intangibles)	89,160	102,495	(13)%
Gross profit	90,960	95,510	(5)%
Gross profit percentage	51%	48%
Selling, general and administrative expenses	71,919	51,290	40%
Research and development expenses	23,410	29,105	(20)%
Impairment of intangibles	253,879	6,173	4,013%
Total operating expenses	349,208	86,568	303%
Interest expense and amortization of debt discount	13,555	15,396	(12)%
Other non-operating expense (gain)	(719)	(881)	(18)%
Total other non-operating expense (gain)	12,836	14,515	(12)%
Loss before income taxes	(271,084)	(5,573)	4,764%
Income tax benefit	26,824	2,898	826%
Net loss	$(244,260)	$(2,675)	9,031%

Revenue

The following table presents total revenues for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	% Change
Venlafaxine ER (VERT)	$62,387	$50,378	24%
Methylphenidate ER	55,769	100,573	(45)%
Lorzone	12,082	12,537	(4)%
Divigel	18,833	15,062	25%
OB Complete	7,195	7,558	(5)%
Other	20,391	10,156	101%
Net product sales	176,657	196,264	(10)%
Royalty revenue	2,826	1,656	71%
Licensing and contract revenue	637	85	649%
Total revenues	$180,120	$198,005	(9)%

Total Revenues - Total revenues decreased by $17.9 million to $180.1 million for the nine months ended September 30, 2019, as compared to $198.0 million for the nine months ended September 30, 2018 primarily due to a decrease in net product sales.

Net Product Sales - Net product sales decreased by $19.6 million to $176.7 million for the nine months ended September 30, 2019, as compared to $196.3 million for the nine months ended September 30, 2018.  Net sales of methylphenidate ER (including M-72 which was launched in the second quarter of 2018) decreased 45%  for the nine months ended  September 30, 2019 due to additional competitors entering the market, resulting in significantly lower net selling prices, offset by lower than estimated product returns.  Net sales of VERT increased 24% during the nine months ended September 30, 2019. During the period a competing dosage strength was launched which negatively affected sales volumes, however volume decreases were more than offset by lower than estimated product returns as well as government rebates resulting in higher realized net selling prices in the period.  We expect that the additional competition for both methylphenidate ER and VERT from these competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of these products during the remainder of 2019 and in future years.    Methylphenidate and VERT net sales were favorably impacted by adjustments of approximately $18.5 million in the aggregate primarily related to product returns reserves during the nine months ended September 30, 2019 based on actual product returns experience.  There can be no assurance that actual product returns experience and other adjustments will continue to favorably impact net sales in the remainder of 2019 and in future years.

Product sales of Lorzone decreased by 4% for the nine months ended September 30, 2019 compared to the prior year period, while sales of Divigel increased approximately 25%  driven primarily by the launch of a new dosage strength together with targeted promotional activities and strong patient access. Product sales of OB Complete decreased 5% during the quarter due to lower volume of products sold.  Other sales increased $10.2 million, or 101%, during the period largely due to higher sales of a  non-promoted product.

Royalty Revenue - Royalty revenue increased by $1.2 million for the nine months ended September 30, 2019, compared to the prior year period, primarily due to price protection adjustments incurred by one of our license partners thereby reducing royalty revenue during the nine months ended September 30, 2018.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended
	September 30,
	2019	2018	% Change
Amortization of intangible assets	$47,187	$57,977	(19)%
Depreciation expense	1,868	1,952	(4)%
Royalty expense	6,682	9,079	(26)%
Other cost of goods sold	33,423	33,487	-%
Total cost of goods sold	$89,160	$102,495	(13)%

Cost of goods sold decreased $13.3 million in the nine months ended September 30, 2019 to $89.2 million as compared to $102.5 million for the nine months ended September 30, 2018. The decrease was primarily driven by a decrease in amortization of intangible assets largely due to lower amortization of methylphenidate ER and VERT and lower royalty expenses.

Gross profit percentage was 51%  for the nine months ended September 30, 2019 compared to 48% for the same period in 2018. Excluding amortization and depreciation, our gross profit percentage decreased to 78%  for the nine months ended September 30, 2019 as compared with 79%  for the nine months ended September 30, 2018, largely driven by lower realized net selling prices, offset by lower royalties on licensed products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $20.6 million during the nine months ended September 30, 2019 to $71.9 million as compared to $51.3 million in the nine months ended September 30, 2018. The increase in our selling, general and administrative expenses reflects additions to salesforce headcount and marketing costs associated with the launch Osmolex ER  in the first quarter of 2019, severance expenses associated with a salesforce realignment during the third quarter of 2019 and increased share compensation expense and higher costs associated with being a public company.

Research and Development

Research and development expenses decreased by $5.7 million in the nine months ended September 30, 2019 to $23.4 million as compared to $29.1 million in the nine months ended September 30, 2018.  The decrease largely reflects the completion of the Phase III clinical trial of arbaclofen ER during the first quarter of 2019, partially offset by increased share compensation expense in the third quarter of 2019 and the cost of manufacturing development batches of Osmolex ER during the comparable 2018 period, which costs were not present in 2018.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	% Change
Osmolex ER	$505	$1,577	(68)%
Arbaclofen ER	6,331	11,847	(47)%
RVL-1201	5,771	4,944	17%
Other	10,803	10,737	1%
Total	$23,410	$29,105	(20)%

Impairment of Intangibles Assets

Impairment of intangible assets of $253.9 million during the nine months ended September 30, 2019 related to the write-down to fair value of methylphenidate ER and VERT due to price and volume decreases resulting from competing generic products, Osmolex ER due to underperformance and Corvite due to the decision to discontinue selling a formulation.  The following table details the impairment charges for such period (in thousands):

	Nine Months Ended September 30, 2019
	Impairment
Asset/Asset Group	Charge	Reason For Impairment
Product Rights
Osmolex ER	$17,730	Revenue underperforming expectations.
Methylphenidate ER	128,113	Lower revenue due to generic competition.
Corvite	190	Discontinued formulation
	146,033
Developed Technology
Venlafaxine ER	57,166	Revenue underperforming expectations due to new generic market entrant.

Distribution Rights
Venlafaxine	50,680	Revenue underperforming expectations due to new generic market entrant.
Total Impairment Charges for nine months ended September 30, 2019	$253,879

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $1.8 million in the nine months ended September 30, 2019 to $13.6 million as compared to $15.4 million in the nine months ended September 30, 2018. The decrease reflects lower levels of borrowing following the prepayment of $50.0 million of debt in the fourth quarter of 2018, and lower interest rates generally.

Other Non‑operating (Income) Expenses, net

Other non-operating expense was $0.7 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Income Tax Benefit

During the nine months ended September 30, 2019,  the Company recognized income tax benefit of $26.8 million on $271.1 million of loss before income tax, compared to $2.9 million of income tax benefit on $5.6 million of loss before income tax during the comparable 2018 period. The tax benefit resulted from an impairment charge on certain assets which required the Company to record a valuation allowance against its deferred tax assets.

Income taxes for the interim periods have been based on an estimated annualized worldwide effective tax rate.  Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits, recording of a valuation allowance and the addition to state and foreign taxes.

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

As of September 30, 2019, we had cash and cash equivalents of $98.0 million and borrowing availability under the Revolver of $50.0 million. We also had $271.4 million aggregate principal amount borrowed under our term loans and $0.4 million under our note payable for insurance financing. During the nine months ended September 30, 2019, we generated $32.8 million of cash from operations, and during the nine months ended September 30, 2018, we generated cash from operations of $7.2 million. We expect to generate positive cash flow from operations in the future through sales of our existing and pipeline products if approved; however, we expect our levels of cash flow generated from our existing product sales to be lower due to price competition on methylphenidate ER and VERT.

As of September 30, 2019, the interest rate was 5.79% and 6.29% for our Term A Loan and Term B Loan, respectively. As of September 30, 2018, the interest rate was 5.99% and 6.49% for our Term A Loan and Term B Loan, respectively.

At September 30, 2019, there were no outstanding borrowings or outstanding letters of credit under the Revolver. Availability under the Revolver as of September 30, 2019 was $50.0 million.

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

The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, drug development and commercialization costs, as well as other factors, such as successful development and launching of new products and strategic product or business acquisitions. Our assumptions may prove to be wrong or other factors may adversely affect our business.  We expect our near term levels of cash flow to be negatively affected by price competition on methylphenidate ER and VERT, and increased expenses associated with new product launches. As a result, we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations.  This could, among other things, force us to raise additional funds or force us to reduce our expenses, either of which could have a material adverse effect on our business.  During the third quarter of 2019, the Company realigned its operating infrastructure to prepare for the launch of RVL-1201 and implemented cost-savings measures to reduce its expenses. In addition, the Company is exploring options to raise additional capital by, for example, out-licensing or partnering the ex-US rights to RVL-1201, strategic business development, and/or conducting one or more public or private debt or equity financings, which could be dilutive to our shareholders.

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

Cash Flows

The following table provides information regarding our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019	2018	Change
Net cash provided by operating activities	$32,892	$7,174	$25,718
Net cash used in investing activities	(3,064)	(2,988)	(76)
Net cash used in financing activities	(2,812)	(5,733)	2,921
Effect on cash of changes in exchange rate	164	(993)	1,157
Net increase (decrease) in cash and cash equivalents	$27,180	$(2,540)	$29,720

Net cash provided by (used in) operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash provided by operating activities was $32.9 million for the nine months ended September  30, 2019, and net cash provided in operating activities was $7.2 million for the nine months ended September  30, 2018.

The increase in cash provided in operating activities for the nine months ended September  30, 2019, as compared to the nine months ended September  30, 2018, was driven by changes in working capital, primarily as a result of lower levels of net accounts receivable and prepaid expenses, which were offset by higher levels of inventories and lower levels of accounts payable and accrued expenses. The decrease in accounts receivable reflects improved cash collections resulting from lower chargeback and rebate deductions and accruals.  Inventories increased largely due to the launch of a new generic product.  Accounts payable were lower due to reduced cash rebates payable to retail customers, and accrued expenses decreased due to lower reserves for product returns, government rebates and accruals related to clinical trial activity.

Net cash used in investing activities

Our uses of cash in investing activities during the nine months ended September  30, 2019 and 2018 reflected purchases of property, plant and equipment of  $3.1 million and $3.0 million, respectively.

Net cash used in financing activities

Net cash used by financing activities of $2.8 million during the nine months ended September  30, 2019 primarily related to repayments of insurance premium financing loans and the purchase and retirement of ordinary shares under our ordinary share repurchase program.

Net cash used in financing activities of $5.7 million during the nine months ended September  30, 2018 primarily related to debt repayments of borrowings under our term loans, partially offset by the proceeds from an insurance premium financing loan.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in our contractual obligations during the nine months ended September 30, 2019 from those as of December 31, 2018 as set forth in our filed Annual Report on Form 10-K, except for the satisfaction of the purchase obligation to buy at least $4.0 million of API during 2019, which obligation was satisfied in the second quarter of 2019.

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

Where available, we have relied on information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to days of sales outstanding, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we have evaluated market conditions for products primarily through the analysis of wholesaler and other third party sell‑through, as well as internally‑generated information, to assess factors that could impact expected product demand at September 30, 2019. We believe that the estimated level of inventory held by our customers is within a reasonable range as compared to both: (i) historical amounts and (ii) expected demand for each respective product at September 30, 2019.

If the assumptions we use to calculate our allowances for sales deductions do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.

The following table presents the activity and ending balances for our product sales provisions for the nine months ended September 30, 2019  (in thousands):

			Government
		Commercial	and Managed Care	Product	Discounts and
	Chargebacks	Rebates	Rebates	Returns	Allowances	Total
Balance at December 31, 2018	$38,861	$49,231	$9,981	$48,464	$3,510	$150,047
Provision	290,230	130,621	16,854	(2,027)	12,839	448,517
Charges processed	(319,019)	(153,437)	(19,802)	(8,261)	(14,780)	(515,299)
Balance September 30, 2019	$10,072	$26,415	$7,033	$38,176	$1,569	$83,265

Total items deducted from gross product sales were $448.5 million (excluding $3.5 million in provisions for advertising and promotion), or 71.3% as a percentage of gross product sales during the nine months ended September 30, 2019.

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

Chargebacks were $290.2 million, or 46.2% as a percentage of gross product sales for the nine months ended September 30, 2019. We expect that chargebacks will continue to significantly impact our reported net product sales.

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

Commercial rebates were $130.6 million, or 20.8% as a percentage of gross product sales for the nine months ended September 30, 2019. We expect that commercial rebates will continue to significantly impact our reported net sales.

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

Government and managed care rebates were $16.9 million, or 2.7% as  a percentage of gross product sales for the nine months ended September 30, 2019.

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

Historical factors such as one‑time recall events as well as pending new developments such as comparable product approvals or significant pricing movement that may impact the expected level of returns are taken into account monthly to determine the appropriate accrued expense. As part of the evaluation of the liability required, we consider actual returns to date that are in process, the expected impact of any product recalls and the amount of wholesaler’s inventory to assess the magnitude of unconsumed product that may result in product returns to us in the future. The product returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the pull through for sales of our products and ultimately impact the level of product returns. In determining our estimates for returns and allowances, we are required to make certain assumptions regarding the timing of the introduction of new products. In addition, we make certain assumptions with respect to the extent and pattern of decline associated with generic competition. To make these assessments, we utilize market data for similar products as analogs for our estimations. We use our best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make the appropriate changes to our estimates and assumptions as new information becomes available to us. Product returns are fully reserved for at the time when sales revenues are recognized.    During the three and nine months ended on September 30, 2019, adjustments were necessary based on actual product returns experience, resulting in decreases of $11.6 million and $18.5 million, respectively, to the product returns reserve and a corresponding benefit to net product sales recognized in the respective periods.

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

Product returns were a benefit of $2.0 million, or 0.3% as a percentage of gross product sales for the nine months ended September 30, 2019.

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

Advertising and promotions were $3.5 million, or 0.6% as a percentage of gross product sales for the nine months ended September 30, 2019. Advertising and promotions as a percentage of gross product sales did not change materially during the periods presented.

Discounts and allowances were $12.8 million, or 2.0% as a percentage of gross product sales for the nine months ended September 30, 2019. Discounts and allowances as a percentage of gross product sales did not change materially during the periods presented.

Valuation of long‑lived assets

As of September 30, 2019, our combined long‑lived assets balance, including property, plant and equipment and finite‑lived intangible assets, is $155.6 million.

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

During the three months ended September 30, 2019 we assessed goodwill for impairment and based on this assessment, we did not recognize an impairment charge. During the first three quarters of 2019, the Company's market capitalization decreased significantly.  Additional or a sustained decline in our market capitalization, even if due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill and cause the Company to conduct additional impairment tests.  A determination that all or a portion of our goodwill is impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

If the fair value of the IPR&D is less than its carrying amount, an impairment loss is recognized for the difference. Beginning in 2018, we have been evaluating the impairment of IPR&D assets quarterly.  Based on results of the impairment assessment performed, we did not recognize impairment charges to IPR&D as of September 30, 2019.

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

As of September  30, 2019, the Company had a federal net operating loss carryover of $3.3 million and net operating loss carryovers in certain foreign tax jurisdictions of approximately $34.5 million which will begin to expire in 2022.  At September 30, 2019, the Company had total tax credit carryovers of approximately $0.3 million, primarily consisting of Federal Orphan Drug Tax Credit carryovers.  These credit carryovers are expected to be fully realized prior to their expiration, beginning in 2036.

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

Through the operation of our subsidiaries based in Argentina and Hungary, we are exposed to foreign exchange rate risks. In addition to the operations of our foreign subsidiaries, we also contract with vendors that are located outside the United States, and in some cases make payments denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2019, our liabilities denominated in foreign currencies were not material.

We are exposed to fluctuations in interest rates on our senior secured credit facilities. An increase in interest rates could have a material impact on our cash flow. As of September 30, 2019, a 100 basis point increase in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $2.7 million on interest expense.

As of September 30, 2019, we had cash and cash equivalents of $98.0 million. We do not engage in any hedging activities against changes in interest rates. Because of the short‑term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

Inflation generally affects us by increasing our cost of labor, API and clinical trials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2019.

Item 4. Controls and Procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of September  30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September  30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September  30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended September 30, 2019 by or on behalf of Osmotica Pharmaceuticals plc or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
7/1/19 - 7/31/19	-	$-	-	5,251,892
8/1/19 - 8/31/19	-	-	-	5,251,892
9/1/19 - 9/30/19	355,571	3.69	355,571	4,896,321
Total	355,571	$3.69	355,571

(1)

On September 3, 2019, the Company’s Board of Directors authorized the repurchase of up to 5,251,892 ordinary shares pursuant to a share repurchase program.  Purchases under the ordinary share repurchase program can be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including the price and business and market conditions.  The Company expects to retire ordinary shares acquired under the repurchase program.  The repurchase program expires November 28, 2020.

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

Osmotica Pharmaceuticals plc

Dated: November 14, 2019	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer

Dated: November 14, 2019	By:	/s/ Andrew Einhorn
Andrew Einhorn
Chief Financial Officer