Form 10-K
period 2019-12-31
Osmotica Pharmaceuticals plc
filed 2020-03-19
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Zip Code)

(908) 809-1300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary shares, $0.01 nominal value per share	OSMT	Nasdaq Global Select Market

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

The aggregate market value of the voting shares held by non-affiliates of the Registrant on June  28, 2019, based upon the closing price of $3.80 of the Registrant’s ordinary shares as reported on the Nasdaq Global Select Market, was approximately $30.3 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 17, 2020
Ordinary shares, $0.01 nominal value per share	58,898,708 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for  the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on  Form 10-K are  incorporated by reference in  Part III items 10-14 of this Annual Report on Form 10-K.

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
•

as of December 31, 2019, we had total outstanding indebtedness of approximately $268.0 million (net of deferred financing costs), and we had unused commitments of $50.0 million under our senior secured credit facilities. Our substantial debt could adversely affect our liquidity and our ability to raise additional capital to fund operations and could limit our ability to pursue our growth strategy or react to changes in the economy or our industry;

•	we face intense competition from both brand and generic companies, which could materially adversely affect our financial results and significantly limit our growth;
•	a business interruption at our manufacturing facility, our warehouses or at facilities operated by third parties that we rely on could have a material adverse effect on our business;
•	our profitability depends on our major customers, and if our relationships with them do not continue as expected, our business, prospects and results of operations could materially suffer;
•	if we are unable to develop or maintain our sales capabilities, we may not be able to effectively market or sell our products;

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

ITEM 1. BUSINESS

Overview

We are a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations.  In 2019, we  generated total revenues across our existing portfolio of promoted specialty neurology and women’s health products, as well as our non-promoted products, which are primarily complex formulations of generic drugs. In 2017, we received regulatory approval from the FDA, for M-72 (methylphenidate hydrochloride extended-release tablets, 72 mg) for the treatment of attention deficit hyperactivity disorder, or ADHD, in patients aged 13 to 65, and, in 2018, we received regulatory approval from the FDA for Osmolex ER (amantadine extended-release tablets) for the treatment of Parkinson’s disease and drug-induced extrapyramidal reactions, which are involuntary muscle movements caused by certain medications, in adults. We launched M-72 in the second quarter of 2018 and completed the launch of Osmolex ER in January 2019. In addition, we have a late-stage development pipeline highlighted by two NDA product candidates, both of which have completed Phase III clinical trials: RVL-1201 (oxymetazoline hydrochloride ophthalmic solution, 0.1%) designed for the treatment of acquired blepharoptosis, or droopy eyelid, and arbaclofen extended-release tablets designed for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis. In November 2019, an NDA for RVL-1201 was accepted for filing by the FDA; the user fee goal date is July 16, 2020.

Our core competencies span drug development, manufacturing and commercialization. Our team of sales representatives support the ongoing commercialization of our existing promoted product portfolio as well as the launch of new products. As of December 31, 2019, we actively promoted six products: Osmolex ER, M-72, Lorzone (chlorzoxazone scored tablets) and ConZip (tramadol hydrochloride extended-release capsules) in specialty neurology and OB Complete, our family of prescription prenatal dietary supplements, and Divigel (estradiol gel, 0.1%) in women’s health. As of

December 31, 2019, we sold a portfolio consisting of approximately 30 non-promoted products. The cash flow from these non-promoted products has contributed to our investments in research and development and business development activities. Some of our existing products benefit from several potential barriers to entry, including intellectual property protection, formulation and manufacturing complexities, and U.S. Drug Enforcement Administration, or DEA, regulation and quotas for API.

Our non-promoted products compete in generic markets. Generic products generally contribute most significantly to revenues and gross margins at the time of launch or in periods where no or a limited number of competing products have been approved and launched. In the United States, the consolidation of buyers in recent years has increased competitive pressures on the industry as a whole. As such, the timing of new product launches can have a significant impact on a company’s financial results. The entrance into the market of additional competition can have a negative impact on the pricing and volume of the affected products which are outside the company’s control. In particular, both methylphenidate ER tablets and venlafaxine ER tablets, or VERT, have experienced, and are expected to continue to experience, significant pricing erosion due to additional competition from other generic pharmaceutical companies. This generic pricing erosion has resulted in lower net product sales, revenue and profitability from methylphenidate ER tablets and VERT in 2019, and this erosion is expected to continue in subsequent years. Additionally, an AB-rated generic of Lorzone was approved on November 27, 2019, which may result in pricing and market share declines.

We are focused on continuing the transition of our business to a specialty pharmaceutical company that develops and commercializes proprietary products. The Company’s research and development pipeline highlighted by RVL-1201 and arbaclofen extended release tablets, is the primary driver of this strategy. In 2017, we acquired the worldwide rights to RVL-1201 and have completed two Phase III clinical trials of RVL-1201 in the United States for the treatment of acquired blepharoptosis.

Results from RVL-1201’s initial Phase III clinical trial showed that the formulation met its primary efficacy endpoint and was well-tolerated. The 2:1 randomized, double-masked, placebo-controlled study comprised 140 patients with blepharoptosis in two treatment groups for 42 days. Patients treated with RVL-1201 received one full drop in each eye each morning while patients treated with the placebo also received one full drop in each eye each morning. The primary efficacy endpoints were change in baseline visual field using the Leicester Peripheral Field Test or LPFT, on Hour 6 Day 1 (p=0.0003) and Hour 2 on Day 14 (p< 0.0001). As shown below, patients who received RVL-1201 once-daily experienced a statistically significant improvement in visual field when compared to the placebo group.

RVL-1201 Phase III Clinical Trial Efficacy: Leicester Peripheral Field Test (LPFT)

(Intent-to-Treat Population)

RVL-1201 was generally well tolerated by patients in this clinical trial when administered once daily over a 6-week period. There were no serious adverse events identified from treatment with RVL-1201 in this Phase III clinical trial.

The second Phase III trial was a six-week randomized, multicenter, double-masked, placebo-controlled study to evaluate the safety and efficacy of once-daily treatment of RVL-1201 compared with placebo for the treatment of acquired blepharoptosis. The primary endpoint was a measurement of the mean change from baseline of the number of points seen out of a total of 35 in the top four rows of the LPFT as measured in two timepoints: hour 6 on day 1 and hour two on day 14. The secondary endpoint was a measurement of the distance between the center of the pupillary light reflex and the upper eyelid margin, or MRD-1. Topline results from the second Phase III trial showed that the trial met both the primary and secondary endpoints. The mean change from baseline on the LPFT on hour 6, day 1 was 6.3 for RVL-1201 versus 2.1 for vehicle (p < 0.0001) and on hour two, day 14 was 7.7 for RVL-1201 versus 2.4 for vehicle (p < 0.0001). The results also showed a statistically significant improvement in MRD-1 at 5 and 15 minutes, and 2 and 6 hours post dose on days 1 and 14. We also completed a 12-week randomized, multicenter, double-masked, placebo controlled safety study to evaluate the safety of RVL-1201 compared with vehicle for the treatment of acquired blepharoptosis. Results of the safety study showed RVL-1201 was well tolerated when administered once daily over a 12-week period where the majority of adverse events were mild and did not require treatment. In November 2019, the FDA accepted for filing our NDA and issued a goal decision date of July 16, 2020. If approved, we believe RVL-1201 would become the first non-surgical treatment option approved by the FDA for droopy eyelid.

Our second late stage product candidate that has completed Phase III clinical trials is arbaclofen extended release tablets.  Baclofen is the only FDA-approved product that targets the GABA b receptor to treat spasticity. Baclofen is a racemic mixture comprised of an R and an S-isomer. The R-isomer of baclofen, or arbaclofen, has been shown in vivo to be up to 100 times more effective at targeting the GABA b receptor than the S-isomer. We developed our product candidate arbaclofen ER, or arbaclofen, using our proprietary Osmodex drug delivery system for the treatment of spasticity in multiple sclerosis patients. Arbaclofen has received orphan drug designation by the FDA in this indication, and we have patent coverage for arbaclofen extending to 2036.

In 2014, we completed our initial Phase III clinical trial exploring the efficacy, safety and tolerability of arbaclofen in the treatment of spasticity associated with multiple sclerosis. The multicenter, randomized (1:1:1), double-blind, active and placebo-controlled, 16-week study included 341 patients across three groups: Arbaclofen tablets 40 mg/day, baclofen 80 mg/day and placebo. This study compared the efficacy and safety of arbaclofen doses (20 mg/day for 14 days, 30 mg/day for 14 days, and 40 mg/day for 12 weeks) with baclofen tablets (40 mg/day for 14 days, 60 mg/day for 14 days, and 80 mg/day for 12 weeks) against a placebo. The trial’s co-primary efficacy endpoints were Clinician Global Impression of Change, or CGIC, and Total Numeric-transformed Ashworth Scale in the most affected limb, or TNmAS-MAL. As shown below, in this Phase III clinical trial, arbaclofen demonstrated a statistically significant improvement in CGIC when compared to the placebo while baclofen failed to demonstrate a statistically significant improvement in CGIC when compared to the placebo.

Summary of Change in CGIC Score by Treatment Day

Summary of CGIC Score Results, Intent-to-Treat Population(1)
CGIC Day 120	Statistic	Arbaclofen	Baclofen	Placebo
	LS Mean (standard error)	1.00 (0.12)	0.68 (0.12)	0.52 (0.11)
	p-value vs placebo	0.0004	0.2434

(1) Least squares means (LS Means) and p-values from analysis of covariance model including factors for site and treatment group

As shown below, arbaclofen also demonstrated a statistically significant improvement in the TNmAS-MAL in most affected limb when compared to the placebo.

Summary of Change in TNmAS Score by Treatment Day

Summary of TNmAS Results, Intent-to-Treat Population(1)
TNmAS Day 120	Statistic	Arbaclofen	Baclofen	Placebo
	LS Mean (standard error)	-2.9 (0.24)	-3.32 (0.25)	-1.95 (0.22)
	p-value vs placebo	0.0006	<0.0001

(1) LS Means and p-values from analysis of covariance model including factors for site and treatment group

This clinical trial supported our conclusion that daily treatment with arbaclofen was safe and well tolerated by subjects with muscle spasticity related to multiple sclerosis. Adverse events reported in this study were consistent with the expected adverse events for baclofen, and there did not appear to be any new or unexpected safety issues relative to treatment with arbaclofen extended-release tablets. The overall incidence of treatment emergent adverse events, or TEAEs, and the number of TEAEs leading to discontinuation from the study were lower in the arbaclofen group compared to the baclofen group.

Summary of Treatment Emergency Adverse Events >2%, Safety Population

Preferred Term	Arbaclofen (N=110) n (%)	Baclofen (N=113) n (%)	Placebo (N=118) n (%)	All Subjects (N=341) n (%)
Somnolence	17 (15.5)	27 (23.9)	6 (5.1)	50 (14.7)
Dizziness	8 (7.3)	12 (10.6)	4 (3.4)	24 (7.0)
Headache	8 (7.3)	7 (6.2)	1 (0.8)	16 (4.7)
Multiple sclerosis relapse	3 (2.7)	0 (0.0)	4 (3.4)	7 (2.1)
Muscle spasticity	3 (2.7)	2 (1.8)	2 (1.7)	7 (2.1)
Urinary tract infection	9 (8.2)	12 (10.6)	6 (5.1)	27 (7.9)
Nasopharyngitis	3 (2.7)	2 (1.8)	4 (3.4)	9 (2.6)
Influenza	4 (3.6)	0 (0.0	1 (0.8)	5 (1.5)
Asthenia	13 (11.8)	21 (18.6)	5 (4.2)	39 (11.4)
Fatigue	4 (3.6)	4 (3.5)	2 (1.7)	10 (2.9)
Irritability	3 (2.7)	2 (1.8)	1 (0.8)	6 (1.8)
Muscular weakness	12 (10.9)	13 (11.5)	3 (2.5)	28 (8.2)
Pollakiuria	6 (5.5)	11 (9.7)	3 (2.5)	20 (5.9)
Urinary incontinence	3 (2.7)	4 (3.5)	2 (1.7)	9 (2.6)
Micturition urgency	0 (0.0)	6 (5.3)	0 (0.0)	6 (1.8)
Nocturia	0 (0.0)	4 (3.5)	1 (0.8)	5 (1.5)
Nausea	4 (3.6)	4 (3.5)	2 (1.7)	10 (2.9)
Dry mouth	1 (0.9)	7 (6.2)	0 (0.0)	8 (2.3)
Fall	1 (0.9)	3 (2.7)	2 (1.7)	6 (1.8)
Ear and labyrinth disorders	5 (4.5)	7 (6.2)	1 (0.8)	13 (3.8)
Vertigo	3 (2.7)	6 (5.3)	0 (0.0)	9 (2.6)
Cough	0 (0.0)	3 (2.7)	0 (0.0)	3 (0.9)

The results are reported as n (%) for the safety population.

The results summarized in the table and charts above are from the corrected dataset from the initial Phase III clinical trial. On June 10, 2015, Osmotica Holdings Corp Limited submitted an NDA containing data from this initial Phase III clinical trial, which was conducted and completed prior to the Business Combination. During the NDA review process, the FDA requested an independent audit of five of the 35 study sites, which were located in Russia and Ukraine. The audit found numerous irregularities and deviations from good clinical practices, which led to a complete response letter on July 9, 2016. The audit observations were thoroughly investigated, and data were corrected where appropriate. In December 2016, we met with the FDA to discuss the path forward for the application. The FDA indicated that, based on the initial audit findings, it considered the data from the Phase III clinical trial to be insufficient to support a marketing application. Following the meeting, we decided to complete a single additional Phase III clinical trial.

In the first quarter of 2019, we received topline data from our second Phase III clinical trial of arbaclofen in multiple sclerosis patients with spasticity, or the 3004 study. The 3004 study was a multicenter, randomized, double-blind placebo controlled study in which treatment groups received either placebo, 40 mg arbaclofen per day or 80 mg arbaclofen per day. The co-primary endpoints were change from baseline in TNmAS-MAL on day 84, and CGIC scores on day 84. Arbaclofen did not meet the co-primary endpoint of showing greater improvement than placebo as measured by CGIC scores; however, the study did meet the co-primary endpoint of showing a statistically significant improvement in spasticity relative to placebo as measured by the TNmAS-MAL for both doses of arbaclofen (p=0.0482 and p=0.0118 for 40 mg and 80 mg per day, respectively).

However, positive mean CGIC values indicated all three treatment groups improved from baseline. Further, it appears that there was a dose-response relationship between the two strengths as the 80 mg per day dose exhibited a greater improvement in spasticity as assessed by the TNmAS-MAL values than the 40 mg per day dose. Though arbaclofen 80 mg per day had a higher discontinuation rate in the study, the safety and tolerability data were in line with previously reported results, most notably a somnolence incidence of 10.1% and 14.5% for the 40-mg and 80-mg treatment arms, respectively, compared to 10.1% for the placebo treatment arm. Somnolence is one of the most frequently reported dose-limiting adverse events associated with baclofen treatment today. The Company’s analysis of the integrated 40 mg data from both the 3002 and 3004 studies exhibited a statistically significant benefit for subjects in both TNmAS-MAL and CGIC endpoints. Based on these results, we requested a Type C meeting with the FDA to address questions regarding our plans for resubmission of our NDA and in lieu of a face-to-face meeting we received written responses from the FDA in the fourth quarter of 2019. Based on the advice received from the FDA, we intend to resubmit our NDA during the second quarter of 2020. We expect that this resubmission will include results from the 3004 study and results from Study 3005, a one-year safety study evaluating the 80 mg daily dose. However, if we are required to conduct any additional clinical trials, our development costs may increase, our regulatory approval process could be delayed or denied and we may not be able to commercialize and commence sales of arbaclofen in the timeframe currently contemplated, if at all. We plan to invest selectively in expanding our product portfolio by leveraging both our proprietary Osmodex drug delivery system as well as our management team’s operating experience to pursue external business development opportunities.

Our Strengths

We believe our principal competitive strengths include:

Diversified Portfolio of Pharmaceutical Products. As of December 31, 2019, we sold an attractive and diversified portfolio of six promoted products and approximately 30 non-promoted products,  some of which incorporate our proprietary Osmodex drug delivery system. Through our specialized sales force we promote a portfolio of specialty neurology and women’s health products that we believe provide meaningful benefits to patients due to their formulation or pharmacokinetic profiles. In addition, we seek to protect our promoted products by a combination of patent protection, data exclusivity and our proprietary formulation and manufacturing know-how.

Efficient Research and Development Organization Generating a Targeted Pipeline. We have a history of developing commercially successful pharmaceutical products. As of December 31, 2019, we employed 93 professionals with extensive regulatory and drug development experience in our research and development organization. As of December 31, 2019 we had 48 U.S. patents, 61 patents outside the United States and 21 pending patent applications, the last of which expires in 2038. Our pipeline is highlighted by two NDA product candidates that have completed Phase III clinical trials: RVL-1201, which we are studying for the treatment of blepharoptosis; and arbaclofen, which we are evaluating for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis, particularly for the relief of flexor spasms and concomitant pain, clonus and muscular rigidity.

Demonstrated Commercialization Capabilities. We have built a robust infrastructure for the commercialization of our pharmaceutical products. As of December 31, 2019 our sales force was comprised of a team of 125 professionals targeting approximately 16,625 physicians across the specialty neurology and women’s health therapeutic areas. For example, our sales team has successfully developed Divigel into the leading prescription transdermal estrogen gel, with increasing prescriptions between 2014 and 2019 in a declining estrogen market, based on prescription data derived from IQVIA, reflecting targeted promotional activities and strong patient access. Our non-promoted products are supported by a team with extensive experience commercializing generic products in attractive markets.

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

Product Portfolio That Delivers Meaningful Benefit to Patients and May Benefit from Potential Barriers to Entry. Many of our existing products benefit from one or more potential barriers to entry, including intellectual property protection, formulation and manufacturing complexities, and DEA regulation and quotas for API. Our proprietary Osmodex drug delivery system uses osmotic pressure to provide a controlled drug release and is adaptable to many different combinations of immediate-release, extended-release and controlled- or delayed-release formulations that contain one or more drugs. We seek to identify and develop drug candidates that are well-suited to our proprietary Osmodex drug delivery system, which we believe can deliver a differentiated and favorable pharmacokinetic profile and may provide meaningful benefits to patients.

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

Our Strategy

Our goal is to become a leading specialty biopharmaceutical company by developing and commercializing drugs that provide meaningful benefit to patients with significant market opportunities, potential barriers to entry and long product life cycles. Our strategy to achieve this goal is focused on the following:

Continue Our Transition to a Greater Focus on Promoted Products and Specialty Therapeutic Markets. Led by RVL-1201 and arbaclofen, if approved, we intend to continue to focus our business on our promoted product portfolio with less emphasis on non-promoted products. We intend to develop novel and innovative products targeting specialty markets with underserved patient populations that we believe we can commercialize efficiently. We may expand into additional specialty markets where we believe there are attractive opportunities to use our expertise and proprietary Osmodex drug delivery system to develop and commercialize differentiated products.

Grow Our Existing Product Sales. We plan to leverage our existing sales force to grow our promoted product portfolio including M-72 and Osmolex ER and, if approved, RVL-1201 and arbaclofen. We recently realigned our sales force while retaining the ability to expand our sales force opportunistically to support future growth and focus on products where we believe there is an attractive market. We intend to still support our non-promoted products through our national account team that manages relationships with major drug-buying consortia, pharmaceutical wholesalers and retailers in the United States.

Successfully Develop Our Late-Stage Product Candidates. We are focused on advancing the development of our clinical programs to further diversify our revenue base and sustain our future growth. If successfully developed and approved, we believe that RVL-1201 would become the first pharmacological treatment for acquired blepharoptosis in the United States and would represent an important therapy in the continuum of care for patients with mild or moderate blepharoptosis. According to a 2018 survey of U.S. optometrists, ophthalmologists and surgeons, approximately 38% of blepharoptosis cases were mild and 48% were moderate. While no robust epidemiological studies exploring the prevalence of blepharoptosis exist, we believe it is a condition affecting millions of Americans. For example, a study conducted in 1995 in the United Kingdom found some level of blepharoptosis in 12% of a sample set of adults age 50 years and older and that 90% of the sample had acquired blepharoptosis after birth.

Additionally, we believe arbaclofen represents an attractive product candidate with a large addressable multiple sclerosis spasticity market in the United States. A recent study found that up to 913,900 people suffer from multiple sclerosis in the United States. A study conducted from 1996 to 2003 found that approximately 84% of multiple sclerosis patients suffered from some degree of spasticity. With clinicians indicating that approximately 65% of multiple sclerosis patients with spasticity have received pharmacological treatment, we estimate arbaclofen ER’s primary addressable patient population to be approximately 498,980 patients in the United States. Our research and development efforts also include advancing product candidates to address neuro-degenerative disorders and developing additional indications for arbaclofen.

Successfully Partner Rights for RVL-1201. We believe there is a significant worldwide market for RVL-1201. Our intent is to identify a potential partner or partners for the U.S., Asian, European and/or other markets capable of building on our existing positive clinical data to navigate ex-US regulatory approvals efficiently and seek to maximize the commercial opportunity in those markets.

Expand Our Pipeline by Leveraging Our Proprietary Technology to Develop Differentiated Products. We plan to expand our pipeline of product candidates through the application of our technology, research infrastructure and development expertise, including by initiating a planned Phase I clinical study to treat neurodegenerative disease in the first half of 2020. We are also exploring opportunities for RVL-1201 in additional indications. Our research and development efforts are focused on identifying commercially viable products that are well suited to benefit from our proprietary Osmodex drug delivery system. Our technology is designed to produce an extended-release formulation with a differentiated pharmacokinetic profile that we believe can, in certain circumstances, meaningfully improve upon the efficacy or side effect profiles of currently approved therapies. We plan to continue to apply our drug development criteria to make capital efficient investments in promising product candidates.

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

Research and Development

Our research and development team leverages its expertise across a variety of scientific disciplines to formulate product candidates and advance programs through the drug development and approval process and post marketing studies. We have capabilities in regulatory affairs, pharmaceutical science, analytical chemistry, preclinical studies, clinical trial design and operations, quality assurance and compliance, medical affairs and pharmacovigilance. We deploy these competencies to advance a product candidate through the drug development process, and develop data and intellectual property to improve our products, support commercialization and extend product life cycles. Scientific staff in Buenos Aires, Argentina, Wilmington, North Carolina, Bridgewater, New Jersey, Marietta, Georgia and Budapest, Hungary use their expertise in formulation development (including in our proprietary Osmodex drug delivery system), chemistry and material science to focus on identifying drug compounds for re-formulation to achieve either new therapeutic attributes (e.g., extended release) or indications. Our clinical development team utilizes its experience to design and implement clinical trials to support submission of new drug applications for organically developed and in-licensed product candidates. Additionally, we perform early-stage manufacturing and technology transfer engineering and evaluate any unique intellectual property arising from these activities. For development candidates that we have elected to progress forward, scale-up process engineering has been performed at our manufacturing plant in Marietta, Georgia.

As of December 31, 2019, we had 93 employees in our research and development department worldwide. Our staff of research scientists has expertise in the drug development process, from pre-formulation studies and formulation development, to scale-up and manufacturing. The clinical development and medical affairs team assumes product stewardship from pre-clinical testing and first-in-human studies, Phase I, Phase II and Phase III clinical trials through to post-marketing studies, risk management and pharmacovigilance activities. Our research and development team has extensive experience developing and coordinating clinical trial programs and communicating with the FDA throughout the process to ensure proper trial design and an efficient clinical and drug development process. Our team has a successful track record of developing products and receiving FDA approval for NDAs and abbreviated new drug applications, or ANDAs.

Intellectual Property

We have built and continue to develop our intellectual property portfolio for our products and product candidates. We rely on our substantial know‑how, technological innovation, patents, trademarks, trade secrets, other intellectual property and in‑licensing opportunities to maintain and develop our competitive position. We pursue patent protection in the United States and selected international markets. As of December 31, 2019, we had 48 U.S. patents, 61 patents outside the United States and 21 pending patent applications, the last of which expires in 2038.

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

Our Portfolio

As of December 31, 2019, we sold a diverse portfolio consisting of six promoted products and approximately 30 non-promoted products, several of which incorporate our proprietary Osmodex drug delivery system. We also have a development pipeline that is highlighted by two late stage product candidates.  Each of these product candidates has completed Phase III clinical trials, and the NDA for one has been accepted for filing by the FDA. Our non-promoted product portfolio includes methylphenidate ER and VERT as well as smaller volume ANDAs and prescription dietary supplements. As of December 31, 2019 our non-promoted pipeline included 5 products in various stages of development.

Our promoted products are led by Divigel, M-72 and Osmolex ER. Divigel contains plant-based estradiol and is used as a hormone replacement therapy to treat moderate to severe vasomotor symptoms, which include hot flashes, sweating and flushing caused by menopause. The product was approved by the FDA in June 2007. Menopause typically occurs between the ages of 49 and 52 when a woman’s menstrual cycle stops. As a result, a woman’s ovaries cease producing hormones (estrogen and progesterone), which can lead to vasomotor symptoms. Accordingly, for patients experiencing moderate to severe symptoms, treatment focuses on hormonal replacement. Divigel is available to patients in fixed dose packets of five strengths, 0.25 mg, 0.50 mg, 0.75 mg, 1.0 mg and 1.25 mg. The gel is applied once daily to the upper thigh. The Divigel 1.0 mg dosage has been shown to reduce moderate to severe hot flashes by nearly half at two weeks of use and eliminate hot flashes by almost 80% at 12 weeks of use. M-72, a novel once-daily dosage of a single 72-mg tablet of extended-release methylphenidate, was approved by the FDA in July 2017 to treat ADHD in patients aged 13 to 65. We launched M-72 in the United States in April 2018. We are the only provider to date of the 72-mg single-dose tablet.  Accordingly, we believe there is a market opportunity for the convenience of the single daily dose offered by M-72, which studies have shown to be bioequivalent to two 36-mg methylphenidate ER tablets. As the only approved 72-mg single-dose tablet of methylphenidate in the United States, the FDA has designated M-72 as the reference standard. A reference standard is the drug product selected by the FDA that an applicant seeking approval of an ANDA must use in conducting an in vivo bioequivalence study required for approval. We have obtained patent protection through

February 2037 covering certain aspects of the formulation of M-72 that prevent the accelerated release of methylphenidate when exposed to alcohol. Osmolex ER, a once-daily extended-release tablet of amantadine that uses our proprietary Osmodex drug delivery system, is indicated for the treatment of Parkinson’s disease and drug-induced extrapyramidal reactions in adult patients. We received FDA approval in February 2018 and fully launched the product in January 2019. Osmolex ER is an extended release tablet formulation that contains both immediate-release and extended-release amantadine, that is dosed once daily in the morning. We believe Osmolex ER’s once-daily morning dose offers a more convenient option by reducing the number of pills a patient must take each day, which may improve patient compliance with treatment regimens. While Osmolex ER is bioequivalent to immediate-release amantadine, the product provides a consistent delivery of amantadine throughout the day. Peak serum drug concentration conveniently occurs in the middle portion of a patient’s day when the drug is administered in the morning. Osmolex ER is covered by two formulation patents one of which extends to March 2030, and six method of use patents that extend to February 2038.

Many of our existing products benefit from potential barriers to entry, including intellectual property protection, formulation and manufacturing complexities, and DEA regulation and quotas for API. The following table shows our promoted and non-promoted product portfolio at December 31, 2019.

Promoted Products	Indication	Osmodex Technology	U.S. Regulatory Status
Specialty Neurology
M-72	ADHD in patients aged 13 to 65	Yes	Approved
Osmolex ER	Parkinson's and drug-induced extrapyramidal reactions in adults	Yes	Approved
Lorzone	Muscle spasms	No	Approved
ConZip	Pain	No	Approved
Arbaclofen	Multiple sclerosis spasticity	Yes	Phase III
	Other spasticity disorders	Yes	Phase II Ready
Women's Health
Divigel	Menopause	No	Approved
OB Complete	Various dietary needs during prenatal, pregnancy and postnatal periods	No	Dietary Supplement
Ophthalmology
RVL-1201	Blepharoptosis (droopy eyelid)	No	NDA Filed

Non-Promoted Products	Indication	Osmodex Technology	U.S. Regulatory Status
Methylphenidate ER	ADHD	Yes	Approved
Venlafaxine ER tablets (VERT)	Major Depressive Disorder and Social Anxiety Disorder	Yes	Approved
Hydromorphone ER	Pain	Yes	Approved
Nifedipine ER*	Hypertension	Yes	Approved
Sodium Benzoate / Sodium Phenylacetate	Hyperammonemia	No	Approved
Oxybutynin ER*	Overactive bladder	Yes	Approved
Prescription Prenatal Vitamins	Nutritional requirements during pregnancy	No	Dietary Supplement
Osmodex ANDAs	Various	Yes	In Development (3)
Other ANDAs	Various	No	Filed (1) In Development (1)

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

The FDA, the IRB or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or for failure to comply with the IRB’s requirements, or may impose other conditions. GCP requirements include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial, unless a narrow regulatory exemption applies. For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•

Phase I: In Phase I, through the initial introduction of the drug into healthy human volunteers or patients, the drug is tested to assess absorption, distribution, metabolism, elimination, pharmacokinetics and safety.

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

Orphan Drugs

Arbaclofen has received Orphan Drug Designation for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis.

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

Pricing and Reimbursement

Successful commercialization of our products depends, in part, on the availability of governmental and third‑party payor reimbursement for the cost of our products. Government authorities and third‑party payors increasingly are challenging the price of medical products and services. On the government side, there is a heightened focus, at both the federal and state levels, on cost containment under Medicaid, Medicare and other government benefit programs. For example, we are obligated under the Medicaid drug program to pay rebates on certain utilization of our products, under state Medicaid programs. Many state Medicaid programs have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If our current products or future drug candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products. The focus on cost containment has also led to an increase in federal and state legislative initiatives related to drug prices, which could significantly influence the purchase of pharmaceutical products, resulting in lower prices and changes in product demand.  If enacted, these changes could lead to reduced payments to pharmaceutical manufacturers.

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

Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the ACA. For example, tax reform legislation was enacted at the end of 2017 that eliminates the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”).  In a May 2018 report, the Congressional Budget Office estimated that, compared to 2018, the number of uninsured will increase by three million in 2019 and six million in 2028, in part due to the elimination of the individual mandate.  The ACA has also been subject to judicial challenge.  In December 2018, a federal district court, in a challenge brought by a number of state attorneys general, found the ACA unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. In December 2019, a federal court of appeals upheld the district court’s decision that the individual mandate was unconstitutional, but remanded the case back to the district court to determine whether the remaining provisions of the ACA were nonetheless valid.  Pending appeals, which could take some time, the ACA is still operational in all respects.

There have also been other reform initiatives under the Trump Administration, including initiatives focused on drug pricing.  For example, in May of 2018, President Trump and the Secretary of the Department of Health and Human Services released a “blueprint” to lower prescription drug prices and out-of-pocket costs.  Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry.  As another example, in October 2018, the Centers for Medicare & Medicaid Services, or CMS, solicited public comments on potential changes to payment for certain Medicare Part B drugs, including reducing the Medicare payment amount for selected Medicare Part B drugs to more closely align with international drug prices. As another example, legislation enacted in 2019 revises how certain prices are calculated under the Medicaid Drug Rebate Program, aa revision that the Congressional Budget Office has estimated will save the federal government approximately $3 billion.

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

Anti‑kickback laws, including the federal Anti‑Kickback Statute, make it a criminal offense knowingly and willfully to offer, pay, solicit, or receive any remuneration to induce or reward referral of an individual for, or the purchase, order or recommendation of, any good or service reimbursable by, a federal health care program (including our products). The federal Anti‑Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti‑Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal fines and penalties of up to $102,522 per violation and three times the amount of the unlawful remuneration.  A new federal anti-kickback statute enacted in 2018 prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities and laboratories) and applies to services reimbursed by private health plans as well as government health care programs. Criminal sanctions (up to $200,000 fine and ten years imprisonment) can be imposed for violations.

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

The Federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, supplier or practitioner providing Medicare or Medicaid payable items or services.

Noncompliance can result in civil money penalties of up to $20,504 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.

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

Sunshine laws, including the federal Open Payments law enacted as part of the ACA, require pharmaceutical manufacturers to disclose payments and other transfers of value to physicians and certain other health care providers or professionals. Under the federal Open Payments law pharmaceutical manufacturers are required to submit reports annually to the government. Failure to submit the required information may result in civil monetary penalties of up to an aggregate of $173,436 per year (or up to an aggregate of $1,156,242 per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations. Certain states and foreign governments require the tracking and reporting of gifts, compensation and other remuneration to certain healthcare providers.

Privacy laws, including HIPAA, restrict how entities may use or disclose health information. Under HIPAA, covered entities are defined to include health care providers, such as physicians, hospitals, pharmacies and laboratories, as well as health insurers. Although pharmaceutical manufacturers are not covered entities under HIPAA, our ability to acquire or use protected health information from covered entities to aid in our research, development, sales and marketing activities may be affected by HIPAA and other privacy laws. HIPAA, was amended by HITECH. Those changes were adopted in regulation through a final omnibus rule published on January 25, 2013. Among other things, HITECH and the omnibus rule made HIPAA’s privacy and security standards directly applicable to “business associates,” which are defined as contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Government Price Reporting

We must offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, such as the Medicaid drug rebate program, the “federal ceiling price” drug pricing program, the 340B drug pricing program and the Medicare Part D Program. We must also report specific prices to government agencies under healthcare programs, such as the Medicaid drug rebate program and Medicare Part B.  The calculations necessary to determine the prices reported are complex and we are continually evaluating the methods we use to calculate and report the amounts owed with respect to Medicaid and other government pricing programs. Our calculations are subject to review and challenge by various government agencies and authorities, and it is possible that any such review could result either in material changes to the method used for calculating the amounts owed to such agency or the amounts themselves. Because the process for making these calculations, and our judgments supporting these calculations, involve subjective decisions, these calculations are subject to audit. In the event that a government authority challenges our report of payments, such authority may impose civil and criminal sanctions, which could have a material adverse effect on our business. From time to time we conduct routine reviews of our government pricing calculations. These reviews may have an impact on government price reporting and rebate calculations used to comply with various government regulations regarding reporting and payment obligations.

Many government and third‑party payors reimburse the purchase of certain prescription drugs based on a drug’s AWP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, which they have suggested have led to excessive payments by state and federal government agencies for prescription drugs. We and numerous other pharmaceutical companies have been named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP.

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

Information about our Executive Officers

Brian Markison, 60, became a director and our Chief Executive Officer in 2016. Mr. Markison has been a healthcare industry advisor to Avista since September 2012 and has more than 30 years of operational, marketing, commercial development and sales experience with international pharmaceutical companies. From July 2011 to July 2012, he served as the President and Chief Executive Officer and member of the board of directors of Fougera Pharmaceuticals Inc., a specialty pharmaceutical company in dermatology that was sold to Sandoz Ltd., the generics division of Novartis AG. Before leading Fougera, Mr. Markison was Chairman and Chief Executive Officer of King Pharmaceuticals, Inc., which he joined as Chief Operating Officer in March 2004. He was promoted to President and Chief Executive Officer later that year and elected Chairman in 2007. Prior to joining King Pharmaceuticals, Inc., Mr. Markison held various senior leadership positions at Bristol-Myers Squibb Company, including President of Oncology, Virology and Oncology Therapeutics Network; President of Neuroscience, Infectious Disease and Dermatology; and Senior Vice President, Operational Excellence and Productivity. He serves as Chairman of the board of Lantheus Holdings, Inc. and is on the board of directors of Avista Healthcare Public Acquisition Corp., National Spine and Pain Centers, LLC and Braeburn Pharmaceuticals, Inc. He is also a Director of the College of New Jersey. Mr. Markison received a B.S. degree from Iona College.

Tina deVries, Ph.D., 59, became our Executive Vice President, Research & Development in May 2016. Dr. deVries most recently served as the Principal of TM deVries Consulting, LLC from October 2014 to April 2016. From October 2013 to September 2014, she held the position of Vice President of Nonclinical and Clinical Pharmacology at Actavis plc. Dr. deVries previously served as the Vice President of Clinical Pharmacology at Warner Chilcott plc, a specialty pharmaceutical company, from April 1996 until the company was acquired by Actavis in October 2013. Dr. deVries holds a B.S. in Pharmacy and a Ph.D. in Pharmaceutics and Pharmaceutical Chemistry from The Ohio State University.

Andrew Einhorn, 60, became our Chief Financial Officer in September 2017. Mr. Einhorn has more than 15 years of experience in the pharmaceutical industry. From March 2014 to March 2017, Mr. Einhorn served as the Chief Financial Officer of Edge Therapeutics, Inc., a clinical-stage biotechnology company that he joined as Executive Vice President of Corporate Development in May 2013. Prior to that, he was a co-founder, Executive Vice President and Chief Financial Officer at Oceana Therapeutics, Inc. from May 2008 to January 2012. Previously, Mr. Einhorn was a co-founder and Chief Financial Officer of both Esprit Pharma, Inc., from June 2005 to October 2007, and ESP Pharma, Inc., from April 2003 to March 2005. From 1983 to 2003, Mr. Einhorn was an investment banker with Credit Lyonnais Securities, PNC Capital Markets, Chase Securities, Inc., Bankers Trust Company and the Chase Manhattan Bank. Mr. Einhorn is licensed as a Certified Public Accountant in the State of New Jersey and holds a B.S. in Finance and Accounting from The American University.

James Schaub, 38, has served as our Executive Vice President and Chief Operating Officer since 2016. Prior to that he served as Chief Operating Officer, Trigen Laboratories beginning in December 2013. Mr. Schaub previously served as

Vice President, M&A of Fougera Pharmaceuticals, Inc. from August 2011 to September 2012. Prior to that, Mr. Schaub spent five years with King Pharmaceuticals, Inc., where he held several commercial roles of increasing responsibility. He joined our company in December 2013. Mr. Schaub holds a B.A. in Economics from Middlebury College and an M.B.A. from Rutgers Business School.

Christopher Klein, 56, became our General Counsel and Secretary in December 2013. Mr. Klein previously served as the General Counsel of Fougera Pharmaceuticals Inc. from August 2011 to September 2012. Prior to his time at Fougera Pharmaceuticals Inc., Mr. Klein spent six years with King Pharmaceuticals, Inc. where he held the position of Deputy General Counsel prior to King Pharmaceuticals, Inc.'s acquisition by Pfizer, Inc. Prior to that, Mr. Klein spent six years in senior legal roles with Bristol-Myers Squibb Company. Mr. Klein holds a B.A. in Biology from Adelphi University, an M.A. in Education from Columbia University and a J.D. from Fordham University.

Employees

As of December 31, 2019, we had a total of 379 full time employees (including 43 employees in Argentina and five employees in Hungary). We have one union employee in Argentina who is subject to a collective bargaining agreement.  Otherwise, we have no collective bargaining agreements with our employees and none are represented by labor unions. We consider our current relations with our employees to be good.

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

Developing and commercializing a new product is time consuming and costly and is subject to numerous factors that may delay or prevent development and commercialization. Our future results of operations will depend to a significant extent upon our ability to successfully gain FDA approval of and commercialize new products in a timely and cost‑effective manner, especially new branded products as we shift from focusing on generic to branded products. There are numerous difficulties in developing and commercializing new products, including:

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

This risk exists particularly with respect to the introduction of new branded products as we continue our shift away from focusing on generic markets.  New Drug Applications, or NDAs, for branded products are subject to uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products.  For example, after reviewing the topline data from our second Phase III clinical trial of arbaclofen in multiple sclerosis patients with spasticity, the FDA may require us to conduct additional clinical trials before approving arbaclofen for commercial use, if they approve the product at all.  The FDA’s review, as well as any subsequent clinical testing, could delay or prevent the commercial launch of this product and increase our operating expenses, which could have a material adverse effect on our business, financial position and results of operations.  If we are unable or delayed in our attempts to develop and commercialize branded products successfully, we may have to rely primarily on revenue from existing and future generic products to support research and development efforts.

More than 77% and 79% of our net product sales for the years ended December 31, 2019 and 2018, respectively, were generated by our generic products. Our future profitability depends, in part, upon our ability to introduce, on a timely basis, new generic products. The timeliness of our product introductions is dependent upon, among other things, the timing of regulatory approval of our products, which to a large extent is outside of our control, as well as the timing of competing products. As additional suppliers introduce comparable generic pharmaceutical products, price competition intensifies, market access narrows and product sales prices and gross profit decline, often significantly and rapidly.

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

Much of our development effort is focused on technically difficult‑to‑formulate products or products that require advanced manufacturing technology. We expend resources on research and development primarily to enable us to manufacture and market FDA‑approved products in accordance with FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. We spent $30.5 million and $43.7 million on research and development expenses in the years ended December 31, 2019 and 2018, respectively. We have entered into, and may in the future enter into, agreements that require us to make significant milestone payments upon achievement of various research and development events and regulatory approvals. As we continue to develop and in‑license new products, we will likely incur increased research, development and licensing expenses. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of new FDA‑approved products. Also, after we or our development partners submit an ANDA or NDA, the FDA may request that we conduct additional bioequivalence studies for an ANDA or additional clinical trials for an NDA. For example, in our most recent clinical trial for arbaclofen, arbaclofen did not meet the co-primary endpoint of the study of showing improvement in functional performance relative to placebo as measured by the change in baseline in Clinical Global Impression of Change, or CGIC, score but did meet the other co-primary endpoint of showing improvement in spasticity relative to placebo as measured by the change from baseline on Total Numeric modified Ashworth Scale, or TNmAS, for the 40mg and 80mg doses.  At this time, it is unclear whether or not the FDA will agree that the data from our completed clinical trials sufficiently demonstrate the safety and efficacy of arbaclofen and the FDA may require us to conduct additional clinical trials before approving arbaclofen, if ever.  As a result, we may be unable to reasonably determine the total research and development costs required to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercializing the product. To the extent that we expend significant resources on research and development efforts and are not ultimately able to introduce successful new products as a result of those efforts or cost‑effectively commercialize new products, our business, financial position and results of operations may be materially adversely affected.

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

Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial.  We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.  As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.  Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published.  As a result, topline data should be viewed with caution until the final data are a available.

From time to time, we may disclose interim data from our preclinical studies and clinical trials.  Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available.  Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.  Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general.  In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We are developing proprietary product candidates for which we intend to seek FDA approval through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing shareholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to accelerated product development or earlier approval.

Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

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

If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.  For example, in June 2015, we submitted an NDA containing data from our initial Phase III clinical trial for arbaclofen. During the NDA review process, the FDA requested an independent audit of five of the 35 study sites, which were located in Russia and Ukraine. The audit found numerous irregularities and deviations from good clinical practices, which led to a complete response letter from the FDA in July 2016. The audit observations were thoroughly investigated, and we believe the data were corrected where appropriate. In December 2016, we met with the FDA to discuss the path forward for the application. The FDA indicated that, based on the initial audit findings, it considered the data from the Phase III clinical trial to be insufficient to support a marketing application. Consequently, we conducted a second Phase III clinical trial. We cannot assure you that the FDA will accept the data from this second Phase III trial.

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

Regulatory authorities in some jurisdictions, including the United States, may designate drugs intended for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

Although we have received orphan drug designation for arbaclofen for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis, we may not receive the full set of benefits potentially associated with orphan drug designation. The FDA has previously approved baclofen, a racemic mixture comprised of an R- and an S-isomer, for the treatment of intractable muscle spasticity in multiple sclerosis patients. If the FDA determines that our product, arbaclofen, which is the R-isomer of baclofen, contains the same active ingredient and is indicated for the same use as the approved product, we could be precluded from obtaining orphan drug exclusivity for our product unless we are able to demonstrate that our product is clinically superior to the approved product, which could potentially require a head-to-head study. Moreover, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. A competitor also may receive approval of different products for the same indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Additionally, orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We are subject to certain risks associated with our operations in non‑U.S. jurisdictions, including Argentina and Hungary, and with having assets and operations located in non‑U.S. jurisdictions. Our operations in these jurisdictions may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies and increased government regulation.  For example, Argentina, where we currently conduct early-stage research and development activities, has recently experienced hyperinflation and has mandated foreign exchange controls.  Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations there to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, we operate in countries, including Argentina and Hungary, where there have been reported instances of government corruption and there are circumstances in which anti‑bribery laws may conflict with some local customs and practices.

In addition, we are susceptible to risks to our manufacturing and production from the outbreak of the coronavirus, which originated in China and has spread to other regions, including the United States.  Parts of our direct and indirect supply chain are in these affected regions and accordingly subject to disruption or product contamination.  Additionally, our results of operations could be adversely affected to the extent that coronavirus or any other epidemic continues to harm the global economy in general.

Our international operations may subject us to heightened scrutiny under the U.S. Foreign Corrupt Practices Act, or FCPA, other federal statutes and regulations, including those established by the Office of Foreign Assets Control, the Irish Criminal Justice (Money Laundering and Terrorist Financing) Acts 2010-2018, or the Irish Money Laundering Acts, the Irish Criminal Justice (Corruption Offences) Act 2018, the U.K. Bribery Act, anti‑corruption provisions in the Hungarian Criminal Code, Argentina’s recently enacted Law 27.401 and other similar anti‑bribery laws, and could subject us to liability under such laws despite our best efforts to comply with such laws and regulations. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The Irish Criminal Justice (Corruption Offences) Act 2018 renders a company liable for prosecution where any of its officers, managers, employees, agents or subsidiaries are found to be involved in corruption.  The only defense is for the company to show that it took all reasonable steps and exercised all due diligence to prevent such corruption from taking place.  The legislation also applies to certain international activities.  The Irish Money Laundering Acts provide for criminal sanctions for engaging in “money laundering offences,” which are offenses committed where a person knows or believes that (or is reckless as to whether or not) the property represents the proceeds of criminal conduct and the party is involved in concealing or disguising the true nature, source, location, disposition, movement or ownership of property, or in converting, transferring, handling, acquiring possession or using the property, or removing the property from, or bringing the property into, Ireland. In addition, the U.K. Bribery Act prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti‑corruption laws, anti‑money‑laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to our business practices, including the cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase our compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, results of operations and financial condition. As a result of our policy to comply with the FCPA, the Irish Money Laundering Acts, the Irish Criminal Justice (Corruption Offences) Act 2018, the U.K. Bribery Act and similar anti‑bribery laws, we may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws and regulations.

We are, and will continue to be in the future, a party to legal proceedings that could result in adverse outcomes.

We are a party to legal proceedings, including matters involving securities liability, personnel and employment issues, intellectual property claims and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of investigations and proceedings in the health care industry generally that seek recovery under the statutes and regulations identified in the section entitled “Business — Government Regulation and Approval Process.” We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles, or GAAP. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in our evaluation or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results. For more information on our material pending litigation, see the risk factor under the caption “— Our competitors or other third parties may allege that we, our suppliers or partners are infringing their intellectual property, forcing us to expend substantial resources in litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation, including losses related to “at‑risk” product launches, could have a material adverse effect on our business, financial position and results of operations” and the section entitled “Legal Proceedings” herein.

Due to our dependence on a limited number of products, our business could be materially adversely affected if one or more of our key products do not perform as well as expected.

We generate a significant portion of our total revenues and gross profit from the sale of a limited number of products. For the years ended December 31, 2019 and 2018, our top ten products by product sales accounted for approximately 97% and approximately 99%, respectively, of our total revenues and a significant portion of our gross profit. Any material adverse developments, including increased competition, pricing pressures or supply shortages, with respect to the sale or use of one or more of these products or our failure to successfully introduce new key products, could have a material adverse effect on our revenues and gross profit. For example, we have experienced significant increased pricing and market share pressure on methylphenidate ER and VERT due to additional market entrants, which we expect to continue.  Additionally, an AB-rated generic of Lorzone was approved on November 27, 2019, which may result in pricing and market share declines.

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus, referred to as 2019-ncov, COVID-19 coronavirus epidemic, or COVID-19, was reported to have surfaced in Wuhan, China.  COVID-19 has since spread to other regions in China and other countries, including the United States, where we have our executive offices and principal operations. Infections and deaths related to COVID-19 may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay the FDA approval with respect to, our clinical trials and product candidates, including the FDA’s decision on our NDAs for RVL-1201 and arbaclofen. It is unknown how long these disruptions could continue, were they to occur. Other known and unknown factors caused by COVID-19 could also materially delay our clinical trials that may be required for these or other product candidates, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and/or approval of our product candidates. In addition, we source materials from countries affected by COVID-19.

There is also an increased risk of supply interruption at our third-party suppliers as well as our manufacturing facilities, which could result in business/operational disruption. For example, on March 17, 2020, we received notification from Galephar P.R. Inc., the manufacturer of ConZip and tramadol hydrochloride, that due to COVID-19, they will temporarily cease operation until at least March 30, 2020.   It is unclear at this time what impact this or other disruptions will have on the supply needed for our products.

The economic impact of COVID-19’s spread, which has caused a broad impact globally, such as restrictions on travel and quarantine policies put into place by businesses and governments, may adversely affect us. In particular, we expect that the COVID-19 outbreak will negatively affect demand for our products by limiting the ability of our sales representatives to meet with physicians and patients to visit their doctors and pharmacists to receive prescriptions for our products.  Additionally, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The extent to which the coronavirus impacts our results will depend on future developments that are highly uncertain and cannot be predicted.

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

Our operating results may vary substantially from quarter to quarter and may be greater or less than those achieved in the immediately preceding period or in the comparable period of the prior year. Factors that may cause quarterly results to vary include, but are not limited to, the following:

•	our ability to create demand in the marketplace for products we promote;
•	the number of new product introductions;
•	losses related to inventory write‑offs;
•	marketing exclusivity, if any, which may be obtained on certain new products;
•	the level of competition in the marketplace for certain products;
•	price decreases and associated customer shelf stock adjustments;
•	availability of raw materials and finished products from suppliers;
•	our ability to manufacture products at our manufacturing facilities;
•	the scope and outcome of governmental regulatory actions;
•	our dependence on a small number of products for a significant portion of total revenues or income; and
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

Goodwill and other intangible assets represent a significant portion of our assets. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. We review our goodwill, indefinite lived intangible assets and definite lived intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business. Any impairment of goodwill or other intangible assets would result in a non‑cash charge against earnings, which would adversely affect our results of operations. For example, we incurred an impairment of intangible assets charge of $29.9 million during the fourth quarter of 2019, primarily related to the write down to fair value of methylphenidate due to price and volume decreases resulting from competing generic products.  For the year ended December 31, 2019, we recorded non‑cash impairment charges of $283.7 million related to adjustments to the forecasted operating results for certain of our acquired generic, developed technology and in-process research and development assets compared to their originally forecasted operating results at the date of acquisition.

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

For some of our products, we enjoy a period of time during which we may be the only party, or one of a small number of parties, marketing and selling a certain product. This might be seen more often with one of our brand products, but may also occur in instances where we are one of a small number of parties selling a generic product. At some point other parties, selling either a competitive brand or generic product, may enter the market and compete for customers and market share resulting in a significant price decline for our drug (in some instances of generic entry, price declines have exceeded 90%). When we experience price declines following a period of marketing exclusivity or semi‑exclusivity, or at any time when a competitor enters the market or offers a lower price with respect to a product we are selling, we may decide to lower the price of our product to retain market share. As a result of lowering prices, we may provide price adjustments to our customers for the difference between our new (lower) price and the price at which we previously sold the product which is still held in inventory by our customers, which is known as a shelf stock adjustment. While we do establish reserves for shelf stock adjustments, if actual shelf stock adjustments differ from our estimates, our operating results could be negatively affected. There are also circumstances under which we may decide not to provide price adjustments to certain customers, and consequently, as a matter of business strategy, we may risk a greater level of sale returns of products in the customer’s existing inventory and lose future sales volume to competitors rather than reduce our pricing.

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

Rebates include mandated discounts under the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program and TRICARE Retail Pharmacy Refunds Program (TRICARE). Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements with benefit providers. We estimate the allowance for rebates based on statutory discount rates and expected utilization at the time of sale. We adjust the allowance for rebates quarterly to reflect actual experience. If we change the way rebates are applied or calculated, it may impair our ability to accurately accrue for rebates and have a material adverse effect on our financial position and results of operations. See “Risks Related to Our Industry — Our profitability depends on coverage and reimbursement by governmental authorities, managed care organizations, or MCOs, and other third‑party payors; healthcare reform and other future legislation creates uncertainty and may lead to reductions in coverage or reimbursement levels.”

We may incur operating losses in the future.

Our net loss was $270.9 million for the year ended December 31, 2019. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We devote significant amounts of financial resources to the manufacture, marketing and commercialization of our approved products, and support of our research and development of our clinical and preclinical programs. We may incur significant expenses in the future. Some of these expenses will be made in connection with our ongoing activities, as we:

•	launch new products into the marketplace;
•	conduct clinical trials and seek regulatory approval for arbaclofen ER and RVL‑1201;
•	continue development of our pipeline product candidates;
•	conduct preclinical studies for product candidates;
•	incur litigation expenses related to Osmolex ER;
•	add personnel to support our marketing, commercialization and sales of approved products, and continue clinical and preclinical product development efforts;
•	continue our research and development efforts for new product opportunities, including business development and acquisitions; and
•	operate as a public company.

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

As of December 31, 2019, we had approximately 34 customers, some of which are part of larger buying groups. Our three largest customers accounted for approximately 97% of our total revenues for the year ended December 31, 2019, as follows: Cardinal Health, Inc. 47%; McKesson Corporation 38%; and AmerisourceBergen Corporation 12%. The loss of any one or more of these or any other major customer or the substantial reduction in orders from any one or more of our major customers could have a material adverse effect upon our business, prospects, future operating results and financial condition.

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

We also face price competition generally as other manufacturers enter the market. Any such price competition may be especially pronounced where our competitors source their products from jurisdictions where production costs may be lower than our production costs (sometimes significantly), especially lower‑cost non‑U.S. jurisdictions. Any of these factors, in turn, could result in reductions in our sales prices and gross profit. This price competition has led to an increase in customer demands for downward price adjustments by pharmaceutical distributors. There can be no assurance that we will be able to compete successfully in the industry or that we will be able to develop and implement any new or additional strategies successfully.

Some of our products, including Osmolex ER, VERT and Divigel, are reference listed drugs. Manufacturers may seek approval of generic versions of our reference listed drugs through the submission of ANDAs. In order to obtain approval of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use and labeling as the reference listed drug, and that the generic version is bioequivalent to the reference listed drug, meaning that it is chemically identical and is absorbed in the body at the same rate and to the same extent. An ANDA applicant need not conduct its own clinical trials to demonstrate the safety or effectiveness of its generic product, but instead may rely on the prior findings of safety and effectiveness for the reference listed drug. As a result, generic products may be significantly less costly to bring to market than reference listed drugs, and companies that produce generic products are generally able to offer them at lower prices. Moreover, many states allow or require substitution of a therapeutically equivalent generic drug at the pharmacy level even if a reference listed drug is prescribed. Thus, following the introduction of a generic drug, a significant percentage of the market share of a reference listed drug may be lost to the generic product. Competition from generic versions of our products could negatively impact our future total revenues, profitability and cash flows. For example, both methylphenidate ER tablets and VERT have experienced, and are expected to continue to experience, significant pricing erosion due to additional competition from other generic pharmaceutical companies.  Additionally, an AB rated generic of Lorzone was approved on November 27, 2019, which may result in pricing and market share declines.

Competition in the generic drug industry has also increased due to the proliferation of authorized generic pharmaceutical products. Authorized generics are generic pharmaceutical products that are introduced by brand companies, either directly or through third parties, under the brand’s NDA approval for its own branded drug. Authorized generics, which have already been approved for marketing under the brand’s NDA, are not prohibited from sale during the 180‑day marketing exclusivity period granted to the first‑to‑file ANDA applicant. The sale of authorized generics adversely impacts the market share of a generic product that has been granted 180 days of marketing exclusivity. This is a significant source of competition for companies that have been granted 180 days of marketing exclusivity, because an authorized generic can materially decrease the profits that such a company could receive as an otherwise exclusive marketer of a product. Branded drug product companies may also reduce the price of their branded drug products to compete directly with generic drug products entering the market, which would similarly have the effect of reducing gross profit. Such actions have the effect of reducing the potential market share and profitability of generic products and may inhibit the development and introduction of generic pharmaceutical products corresponding to certain branded drugs.

As our competitors introduce their own generic equivalents of our generic pharmaceutical products, our revenues and gross profit from such products generally decline, often rapidly.

Revenues and gross profit derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent for a brand name product or the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product often is able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for their own generic versions, that market share and the price of that product will typically decline depending on several factors, including the number of competitors, the price of the branded product and the pricing strategy of the new competitors. For example, our revenue from methylphenidate ER declined 43% for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to price erosion as result of generic competition from other pharmaceutical companies.  Additionally, we are experiencing, and expect to continue to experience, significant price and market pressure for VERT.  We cannot provide assurance that the number of competitors with such products will not increase to such an extent that we may stop marketing a product for which we previously obtained approval, which may have a material adverse impact on our total revenues and gross profit.

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

We produce all of the products that we manufacture at our manufacturing facility in Marietta, Georgia, and our inventory passes through our warehouses in Sayreville, New Jersey and Tampa, Florida. These facilities, or the facilities of third parties that we rely on for the development, supply, marketing or distribution of raw materials or finished products, could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man‑made disasters or business interruptions. For example, the ongoing COVID-19 outbreak has resulted in increased travel restrictions and may result in extended shutdown of our facilities or certain of our suppliers’ businesses, which may negatively affect our suppliers’ operations.   These or any further political or governmental developments or health concerns in China or other countries in which we or our suppliers operate could result in social, economic and labor instability, which could have a material adverse effect on the continuity of our business, including with respect to the availability of raw materials for production.  A significant disruption at any of these facilities, even on a short‑term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial condition and results of operations.

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

We purchase raw materials, including API, and finished goods from both U.S. and non‑U.S. companies. If we experience supply interruptions or delays, we may have to obtain substitute materials or products, which in turn would require us to obtain amended or additional regulatory approvals, subjecting us to additional expenditures of significant time and resources. For example, we received a notice dated February 28, 2020, from a manufacturer of one of our prenatal dietary supplements that they will be shutting down the facility where our product is manufactured effective June 2020.  We may source raw materials or API from a single source, which increases the risk to our business if supply from that source is interrupted. For example, Orion Corporation is our only supplier of Divigel, Nephron Pharmaceuticals Corporation is our only supplier of RVL‑1201 and Mallinckrodt LLC is our only supplier of the API currently used in methylphenidate ER (including M‑72). We also contract with third parties to distribute finished products, including Lannett Company, Inc. for oxybutynin ER and nifedipine ER.

Further, third parties with whom we have agreements may allege that we have failed to perform our obligations under such agreements and we may become involved in lawsuits or other proceedings related to such agreements. For example, we had previously engaged in discussions with Albion Laboratories, Inc. regarding potential disputes over the fulfillment of obligations under agreements for the supply of raw materials. If any dispute with a third‑party supplier or distributor were determined adversely to us, it could have a material adverse effect on our business, financial position and results of operations.

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

We have broadened our product offering by entering into a variety of third‑party agreements covering a combination of joint development, supply, marketing and distribution of products. For example, we have entered into an agreement with Mallinckrodt LLC for the development and supply of API used in methylphenidate ER (including M‑72) products that we manufacture at our manufacturing facility in Marietta, Georgia. For the year ended December 31, 2019, 38% of our total revenues were generated from products manufactured under contract or under license. We cannot provide assurance that the development, manufacturing or supply efforts of our contractual partners will continue to be successful, that we will be able to maintain or renew such agreements or that we will be able to enter into new agreements for additional products. These third parties may also exercise their rights to terminate these agreements or may fail to perform their obligations as required under these agreements. Alternatives for some of these agreements may not be easily available.

Any alteration to or termination of our current distribution and marketing agreements, any failure to enter into new and similar agreements, any disputes regarding our manufacturing agreements with third parties, whether or not such disputes result in litigation, any failure to fulfill obligations by a third party, or any other interruption of our product supply under the distribution and marketing agreements, could materially adversely affect our business, financial condition, prospects and results of operations.

If we are unable to develop or maintain our sales capabilities, we may not be able to effectively market or sell our products.

For the years ended December 31, 2019 and 2018, we spent $50.0 million and $42.5 million, respectively, on sales and marketing. As we gain approval and launch new products, we will invest in expanding our sales and marketing organization into new areas such as Parkinson’s disease, multiple sclerosis and ophthalmology. We face a number of risks in developing or maintaining internal sales and marketing capabilities, including:

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

We may acquire products or businesses. For example, in October 2017, we acquired the rights to RVL‑1201. Acquisitions involve numerous risks, including operational risks associated with the integration of acquired businesses or products. These risks include, but are not limited to:

•	difficulties in achieving identified revenue synergies, growth opportunities, operating synergies and cost savings;
•	difficulties in assimilating the personnel, operations and products of an acquired company, and the potential loss of key employees;

•	difficulties in consolidating information technology platforms, business applications and corporate infrastructure;
•	difficulties in integrating our corporate culture with local customs and cultures;
•	possible overlap between our products or customers and those of an acquired entity that may create conflicts in relationships or other commitments detrimental to the integrated businesses;
•	difficulties in obtaining approval from governmental authorities such as the Federal Trade Commission, or FTC;
•	our inability to achieve expected total revenues and gross profit for any products we may acquire;
•	possible contingent liability that includes, among others, known or unknown environmental, patent or product liability claims;
•	the diversion of management’s attention from other business concerns; and
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

We may make acquisitions of, or investments in, complementary businesses or products, which may be on terms that may not turn out to be commercially advantageous, may require additional debt or equity financing, and may involve numerous risks, including those set forth above.  We may also divest assets, which may not be commercially advantageous.

We regularly review the potential acquisition of technologies, products, product rights and complementary businesses and are currently evaluating, and intend to continue to evaluate, potential product and company acquisitions and other business development opportunities. We may choose to enter into such transactions at any time. Nonetheless, we cannot provide assurance that we will be able to identify suitable acquisition or investment candidates. To the extent that we do identify candidates that we believe to be suitable, we cannot provide assurance that we will be able to reach an agreement with the selling party or parties, that the terms we may agree to will be commercially advantageous to us, or that we will be able to successfully consummate such investments or acquisitions even after definitive documents have been signed. If we make any acquisitions or investments, we may finance such acquisitions or investments through our cash reserves, debt financing (such as borrowings available to us under our senior secured credit facilities, including our revolving credit facility), which may increase our leverage, or by issuing additional equity securities, which could dilute the holdings of our then‑existing shareholders. If we require financing, we cannot provide assurance that we will be able to obtain any required financing when needed on acceptable terms or at all.  In addition, we may divest certain of our assets.  Such divestitures may not be on favorable terms and the proceeds from such divestitures may not outweigh the benefits such divested assets could have provided to our business.

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

•

reducing the marketing of the branded product to healthcare providers, thereby reducing the branded drug’s commercial exposure and market size, which in turn adversely affects the market potential of the equivalent generic product; and

•

converting branded prescription drugs that are facing potential generic competition to over‑the‑counter products, thereby potentially blocking the sale of generic prescription drugs under the operation of the Durham‑Humphrey amendments to the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, or significantly impeding the growth of the generic prescription market for the drugs.

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

Upon receipt of approval for Osmolex ER from the FDA, we filed a declaratory judgment action against Adamas Pharmaceuticals, Inc. and Adamas LLC, which we collectively refer to as Adamas, on February 16, 2018 in the U.S. District Court for the District of Delaware seeking a declaratory judgment that Osmolex ER does not infringe, directly or indirectly, any valid and enforceable claim of any of the 11 patents enumerated in our complaint. On September 20, 2018, Adamas filed an amended answer with counterclaims alleging infringement of certain patents included in our complaint and requesting that the court grant Adamas damages, injunctive relief and attorneys’ fees. Adamas commercializes a different amantadine product, an extended‑release capsule marketed and sold as Gocovri®. We intend to vigorously defend our rights to commercialize Osmolex ER free and clear of any of these patents. However, this litigation is ongoing. If Adamas’s counterclaims for infringement are successful, we could be subject to liability for damages, potentially including lost profits damages or reasonable royalties, and also injunctive relief, as discussed above, and the other risks associated with patent litigation, which could have an adverse effect on our business, financial position and results of operations. For more information on our material pending litigation, see “Legal Proceedings.”

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

Risks related to our industry

Our profitability depends on coverage and reimbursement by governmental authorities, private health plans, MCOs and other third‑party payors; healthcare reform and other future legislation creates uncertainty and may lead to reductions in coverage or reimbursement levels.

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

In particular, there is no assurance that drug plans participating under the Medicare Part D program will offer our products, or of the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels. Medicare Part D is a voluntary outpatient prescription drug benefit for Medicare beneficiaries (primarily the elderly over 65 and the disabled). These beneficiaries may enroll in private drug plans. There are multiple types of Medicare Part D plans and numerous plan sponsors, each with its own formulary and product access requirements. The plans have considerable discretion in establishing formularies and tiered co‑pay structures and in placing prior authorization and other restrictions on the utilization of specific products. In addition, Medicare Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. The Medicare Part D program is administered by the CMS within the Department of Health and Human Services, or HHS.

Since Medicare Part D was first established in 2006, CMS has issued extensive regulations and other sub‑regulatory guidance documents implementing the Medicare Part D benefit, and the HHS Office of Inspector General, or OIG, has issued regulations and other guidance in connection with the Medicare Part D program. The federal government may continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors that affect program coverage of pharmaceutical products or their reimbursement levels. In addition, participating drug plans may establish drug formularies that exclude coverage of specific drugs, and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payors. Moreover, beneficiary co‑payment requirements could influence which products are recommended by physicians and selected by patients.

There is no assurance that Medicaid programs will continue to offer coverage, and adequate reimbursement levels, for our pharmaceutical products. Most state Medicaid programs have established preferred drug lists, and the process, criteria and timeframe for obtaining placement on the preferred drug list varies from state to state. For drugs not on the preferred drug list, the prescriber may have to request and obtain prior authorization in order for the drug to be covered.  Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product. The rebate for single source products (including authorized generics) is based on the greater of (i) a specified percentage of the product’s average manufacturer price or (ii) the difference between the product’s average manufacturer price and the best price offered by the manufacturer. The rebate for multiple source products is a specified percentage of the product’s average manufacturer price. In addition, many states have established supplemental rebate programs as a condition for including a drug product on a preferred drug list. The profitability of our products may depend on the extent to which they appear on the preferred drug lists of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states. In addition, there is significant fiscal pressure on the Medicaid program, and legislative action to lower the pharmaceutical costs of the program are possible. For example, recent legislation enacted in 2019 revises how certain prices are calculated under the Medicaid Drug Rebate Program, a revision that the Congressional Budget Office has estimated will save the federal government approximately $3 billion in the next ten years.  Any such legislative action could materially adversely affect our anticipated total revenues and results of operations.

In addition, third‑party payors are increasingly challenging pricing of pharmaceutical products, and imposing controls to manage costs. For example, we were subject to an audit by the Office of Inspector General related to purported overcharges with respect to the prices of VERT that were purchased by the U.S. Department of Veterans Affairs. Although we believe that the prices we charged in these transactions were appropriate and have settled this matter, adverse determination of other audits could result in the imposition of significant financial penalties, which could have a material adverse impact on our results of operations and financial condition.

The trend toward managed healthcare in the United States and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. The ACA was signed into law in March 2010. A number of provisions of the ACA continue to have a negative impact on the price of our products sold to U.S. government entities. As examples, the legislation includes measures that (i) significantly increase Medicaid rebates through both the expansion of the program and significant increases in rebates; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii) extend the Medicaid rebate to utilization under Managed Medicaid; (iv) require manufacturers to provide point of sale discounts on Medicare Part D beneficiary spending in the coverage gap for branded and authorized generic prescription drugs (which discount was recently increased effective in 2019); and (v) levy a significant excise tax on the industry to fund the healthcare reform. Such cost containment measures and healthcare reform may affect our ability to sell our products and could have a material adverse effect on our business, results of operations and financial condition.

Executive, legislative and judicial action subsequent to the enactment of the ACA has sought to repeal, modify or delay implementation of the ACA.  Tax reform legislation enacted in 2017 removed the tax penalty applicable to the “individual mandate,” which requires Americans to carry a minimal level of health insurance. Starting in 2019, the tax penalty for not carrying such insurance is zero. Effective January 1, 2019, the point‑of‑sale discount that pharmaceutical manufacturers who participate in Medicare Part D must provide to Medicare Part D beneficiaries in the coverage gap was increased from 50% to 70%.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short‑term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced the discontinuance of the payment of cost‑sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.  There have also been judicial challenges of the ACA.  In December 2018, a federal and district court found the ACA unconstitutional in its entirety. In December 2019, a federal court of appeals held that only the individual mandate was unconstitutional, but remanded the case back to the district court to determine whether the remaining provisions of the ACA were nonetheless valid.  Pending appeals, the ACA remains operational.

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

There has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several Congressional inquiries in recent years and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing; review the relationship between pricing and manufacturer patient assistance programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated an intent to continue to seek new legislative or administrative measures to control drug costs. In late 2019, there were various proposed bills in Congress that focused on drug pricing reform and federal agencies have also proposed various reforms to address drug costs.  At the state level, legislatures have become increasingly active in passing, or seeking to pass, legislation and regulations designed to control pharmaceutical and biological product pricing, including laws establishing maximum drug reimbursement rates for governmental or other payors within a state, laws limiting consumer copayment obligations, transparency and disclosure measures related to drug price increases and laws seeking to encourage drug importation from other countries and bulk purchasing. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Any downward pricing pressure on the price of certain of our products arising from social or political pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, results of operations and financial condition.

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

Certain prescription product coding databases may choose to reclassify prescription dietary supplements as non‑prescription, or over‑the‑counter, which may result in limited or no insurance coverage for these products and a decrease in utilization of such products

Many private and government insurance plans refer to product listing databases to determine whether or not a product is a prescription product, a non-prescription, or over-the-counter product or a medical food product. How a product is listed in these databases impacts whether or not a product is covered by insurance, or whether it receives limited coverage, as many payors may choose not to cover over-the-counter products. For example, on May 15, 2017, First Databank, a prescription coding database, announced that starting in June 2017 it would classify all dietary supplements as non-prescription. Several companies have sued First Databank, in an effort to prevent or delay the implementation of the reclassification. Subsequently, First Databank proceeded with reclassifying prenatal and non-prenatal dietary supplements to non-prescription which affected some of our products. Payors, however, are not bound by the listing databases and may still decide to cover prenatal supplements. If other listing databases were to re-classify all dietary supplements, including prenatal dietary supplements, as non-prescription or over-the-counter, this could prevent insurance coverage for our prescription prenatal dietary supplements and negatively impact our future total revenues, profitability and cash flows.

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

The FDCA, the Controlled Substances Act, the Generic Drug Enforcement Act of 1992, or the Generic Drug Act, and other federal, state and local statutes and regulations govern the testing, manufacture, safety, labeling, storage, disposal, tracking, recordkeeping, approval, advertising and promotion (including to the healthcare community) of our products. If we, our products, the manufacturing facilities for our products, our CROs, or other persons or entities working on our behalf fail to comply with applicable regulatory requirements either before or after marketing approval, a regulatory agency, such as the FDA, may, depending on the stage of product development and approval, revoke, withdraw, or suspend approvals of previously approved products for cause, debar companies and individuals from participating in the drug‑approval process, request or in certain circumstances mandate recalls of allegedly violative products, seize allegedly violative products, issue Warning Letters or Untitled Letters, mandate modifications to promotional materials or require the provision of corrective information to healthcare practitioners, amend and update labels or package inserts, suspend or terminate any ongoing clinical trials, refuse to approve pending applications or supplements to applications filed, refuse to allow entry into government contracts, obtain injunctions to close manufacturing plants allegedly not operating in conformity with FDA’s cGMP requirements, stop shipments of allegedly violative products, impose fines perhaps significant in amount, require entry into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance and other sanctions imposed by courts or regulatory bodies, including criminal prosecutions. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing. From time to time, we have voluntarily recalled our products and may do so in the future. For example, we had three recalls of methylphenidate ER to the wholesale level. These recalls were each based on a complaints received that indicated that a bottle had contained one tablet with the incorrect dosage strength. Our investigation revealed that the incorrect tablets were likely introduced at the first coating step of the manufacturing process and determined that the issue posed no potential risk to patients. In addition, in August 2017, we initiated a recall to the retail level of the prescription dietary supplement product, Zatean pN DHA because the product labeling listed an incorrect food coloring as one of the excipient ingredients.

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

•

the U.S. federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act or EKRA, enacted in 2018, which prohibits certain payments related to referrals of patients to certain providers (such as recovery homes, clinical treatment facilities and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and its implementing regulations, which imposes certain privacy, security and breach reporting obligations, with respect to individually identifiable health information upon covered entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers as well as the covered entities’ business associates, independent contractors of a covered entity that perform certain services that involve creating, using, maintaining or transmitting individually identifiable health information;

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

Numerous U.S. states and countries in which we operate, manufacture and sell our products have, or are developing, laws protecting data privacy and the confidentiality of certain personal data, including not only patient health information but also data on employees, customers, contractors and other types of individuals with whom we interact. The global data protection landscape is rapidly evolving, and we expect that there will continue to be new and proposed laws, regulations, and industry standards concerning privacy, data protection and information security, and we cannot yet determine the impact that such future laws, regulations and standards may have on our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. One example of such a law is the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to receive certain details regarding the processing of their data by covered companies, the right to request deletion of their data, and the right to opt out of sales of their data. The CCPA additionally imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA provides for imposition of substantial fines on companies that violate the law and also confers a private right of action on data subjects to seek statutory or actual damages for breaches of their personal information. In Europe, the EU General Data Protection Regulation, or the GDPR, which came into force on May 25, 2018, introduced new data protection requirements in the European Economic Area (EEA) and substantial fines for breaches of the data protection rules. The GDPR expanded the territorial scope of European data privacy legislation to include not only entities that are established in the EEA, but also entities that are not established in the EEA but that offer goods or services to individuals located in the EEA or monitor the behavior of individuals located in the EEA. The GDPR imposes strict obligations and restrictions on controllers and processors of personal data including, for example, expanded disclosures about how personal data is to be used, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements and expanded rights for individuals over their personal data. This could affect our ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting, or could cause our costs to increase, and harm our business and financial condition. The GDPR also provides for the assessment of fines on entities that violate the regulation of up to 20 million Euros or four percent of annual turnover and provides data subjects a private right of action to seek compensation for damages suffered as a result of violations of the regulation.

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

European data protection law generally prohibits the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection, unless there are specific frameworks or mechanisms in place, such as the EU-U.S. Privacy Shield (Privacy Shield) or the European Commission approved standard contractual clauses, or if very narrow legal exceptions (such as data subject consent) apply. The Privacy Shield framework (which permits transfers of personal data from the EEA to the U.S.companies that have self-certified under the Privacy Shield framework) and another mechanism for adequate data transfer (i.e. the standard contractual clauses) are currently subject to challenge in the EU courts. It is uncertain whether the Privacy Shield framework or the standard contractual clauses will be invalidated by the European courts. Our ability to receive data from the EEA could be affected by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as the current challenges to these mechanisms in the European courts.

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

Failure to comply with data protection laws and regulations could result in government enforcement actions, which may involve civil and criminal penalties, private litigation and/or adverse publicity and could negatively affect our business, financial condition and results of operations. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business, financial condition and results of operations.

We face potential liability related to the privacy of health information we obtain from clinical trials sponsored by us..

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles.  Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process or in the course of our research collaborations. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.  Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR.

Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Failure by our CROs and other third-party contractors to comply with the strict rules on the transfer of personal data outside of the European Union into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business. Furthermore, certain health privacy laws, data breach notification laws and consumer protection laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Moreover, patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. If we or third-party CROs or other contractors or consultants fail to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

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

Our calculations and methodologies related to government pricing reporting are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. In addition, because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. For example, we were subject to an audit by the Office of Inspector General related to purported overcharges with respect to the prices of VERT that were purchased by the U.S. Department of Veterans Affairs. Although we believe that the prices we charged in these transactions were appropriate and have settled this matter, an adverse determination of other audits could result in the imposition of significant financial penalties, which could have a material adverse impact on our results of operations and financial condition.

Any governmental agencies that have commenced (or that may commence) an investigation of our company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, because there may be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority could take a position contrary to a position that we have taken and may impose civil or criminal sanctions on us. Any such penalties, sanctions, or exclusion from federal health care programs could have a material adverse effect on our business, financial position and results of operations. From time to time we conduct routine reviews of our government pricing calculations. These reviews may have an impact on government price reporting and rebate calculations used to comply with various government regulations regarding reporting and payment obligations.

Many government and third-party payors, including Medicare, Medicaid, MCOs and others, reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price, or AWP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which the agencies have suggested that reporting of inflated AWPs by manufacturers have led to excessive payments for prescription drugs. We can give no assurance that we will be able to resolve any future actions that may be brought against us on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of any reserve. Accordingly, such actions could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Increased scrutiny around the abuse of opioids, including law enforcement concerns over diversion and legislative and regulatory efforts to combat abuse, could impact some of our pharmaceutical products, and could reduce the demand and increase the cost, burden and liability associated with the commercialization of opioids.

Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids. Such efforts may affect our opioid products, such as tramadol extended‑release capsules and hydromorphone ER (hydromorphone hydrochloride extended‑release tablets). For the year ended December 31, 2019, our opioid products represented 10% of our total revenues. Aggressive enforcement, unfavorable publicity regarding, for example, the use or misuse of opioid drugs or the limitations of abuse‑deterrent formulations, litigation, public inquiries or investigations related to the abuse, sales, marketing, distribution or storage of our products could harm our reputation. Such negative publicity could reduce the potential size of the market for our drugs and decrease the total revenues we are able to generate from sales. In addition, efforts by the FDA and other regulatory bodies to combat the abuse of opioids may negatively impact the market for our products. The FDA continues to evaluate extended‑release and abuse‑deterrent opioids in the post‑market setting. We expect that the FDA will continue to scrutinize the impact of abuse‑deterrent opioids and in the future could impose further restrictions to products currently on the market, which may include changing labeling, imposing additional prescribing restrictions, or seeking a product’s removal from the market, which could have an adverse effect on our financial performance.

In addition, some states, including the Commonwealths of Massachusetts and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rhode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have recently enacted, intend to enact, or have considered legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of immediate‑release forms of opiates, mandate the use by prescribers of prescription drug databases and mandate prescriber education. The attorneys general from nearly every state have also either opened an investigation into or filed a lawsuit against pharmaceutical manufacturers and distributors of opioid products.

At the state and local level, a number of states, cities, counties, Native American tribes, third party payors, hospitals and other health service providers, schools, individuals and guardians of children diagnosed with neonatal abstinence syndrome have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. Over 2,400 of these lawsuits have been consolidated in multi-district litigation in the Northern District of Ohio in In re: National Prescription Opiate Litigation, 1:17md2804, or Federal Opioid MDL. The outcome of those bellwether cases will be used to evaluate the settlement and litigation value of the remaining coordinated cases. We are not named in any of the cases pending in the multi-district litigation, but cases continue to be filed in federal courts across the country and continue to be consolidated into the Federal Opioid MDL. Cases against pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioids drugs, also continue to be separately litigated in state courts across the country. For example, on August 26, 2019, an Oklahoma court ordered Johnson & Johnson to pay $572 million, which was later reduced to $465 million, for its role in the state’s opioid crisis, including for violating Oklahoma’s public nuisance law. On March 15, 2018, a coalition of local governments in Arkansas, comprised of 75 counties and 15 cities, jointly filed a lawsuit in the Circuit Court of Crittenden County, Arkansas against more than 60 defendants, including us. The summons and complaint that we received on April 30, 2018 claimed that we and the other defendants, including prescription opioid manufacturers, distributors and retailers, and several physicians, were negligent and violated public nuisance law as well as various Arkansas controlled substance laws as a result of alleged opioid sales and marketing practices. The lawsuit sought damages and restitution for past and prospective spending related to opioid use, as well as punitive and treble damages. On July 17, 2018, the court entered an order in the Arkansas litigation voluntarily dismissing us from the lawsuit without prejudice. If similar federal or state lawsuits are filed against us in the future, we may be subject to excessive litigation or settlement costs, negative publicity, diversion of management time and attention, decreased sales or removal of one or more of our opioid products from the market, which could have a material adverse effect on our business, results of operations and financial condition. The risk of inclusion in the Federal Opioid MDL may intensify the impact of negative publicity and could lead to a proliferation of lawsuits naming us.

Additionally, in March 2017, President Trump announced the creation of a commission, through the Office of National Drug Control Policy, to make recommendations to the President on how to best combat opioid addiction and abuse. In August 2017, the commission issued a preliminary report calling on President Trump to officially declare the crisis of opioid abuse a national emergency. On October 26, 2017, President Trump declared the opioid crisis a ‘‘national public health emergency.’’ The commission’s final report was released in early November 2017. In July 2017, the Pharmaceutical Care Management Association, a trade association representing pharmacy benefit managers, wrote a letter to the commissioner of the FDA in which it expressed support for, among other things, the Centers for Disease Control and Prevention, or CDC, guidelines and a seven-day limit on the supply of opioids for acute pain. In September 2017, CVS Pharmacy announced that it would only fill first time opioid prescriptions for acute pain for a seven day supply. State legislative initiatives may take various forms, including attempts to tax opioid products. For instance, in 2018, New York enacted a state law (The Opioid Stewardship Act) which intended to raise $600 million from opioid manufacturers and distributors by taxing morphine milligram equivalents. A federal district court subsequently determined that the law was unconstitutional because the law violated the commerce clause. That ruling is currently on appeal. These and other similar initiatives and actions, whether taken by governmental authorities or other industry stakeholders, may result in the reduced prescribing and use of opioids, including our opioid products, which could adversely affect our ability to commercialize our opioid products, and in turn adversely affect our business, financial condition and results of operations.

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Methylphenidate included in our methylphenidate ER and M‑72 products and hydromorphone included in our hydromorphone ER product are listed as Schedule II drugs and tramadol hydrochloride included in our ConZip product is listed as a Schedule IV drug by the DEA under the Controlled Substances Act. The manufacture, shipment, storage, sale and use of Schedule II drugs are subject to a high degree of regulation. For example, Schedule II drug prescriptions generally must be signed by a physician and may not be refilled without a new prescription. Substances in Schedule IV are considered to have a lower potential for abuse relative to substances in Schedule II. A prescription for controlled substances in Schedule IV may be issued by a practitioner through oral communication, in writing, or by facsimile to the pharmacist, and may be refilled if so authorized on the prescription or by call‑in. In the future, our other potential products may also be listed by the DEA as controlled substances.

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

In addition, the FDA and other agencies periodically inspect our manufacturing facilities. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a Warning Letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. We have in the past received Warning Letters from the FDA regarding certain operations. For example, in May 2017, the FDA issued a Warning Letter to us for violation of post‑marketing adverse drug experience reporting requirements, specifically for (i) failing to develop written procedures for the surveillance, receipt, evaluation, and reporting of post‑marketing adverse drug experiences, and (ii) failing to submit periodic adverse drug experience reports annually. This Warning Letter was based on an October‑November 2016 FDA inspection. We have been providing periodic updates to FDA outlining our corrective steps taken in response to this Warning Letter. In July 2018, the FDA conducted an inspection of our pharmacovigilance function as follow up to the May 10, 2017 Warning Letter. On October 25, 2018, the FDA sent us a letter stating that it completed an evaluation of our corrective actions and confirming that we had addressed the violations contained in the Warning Letter but we cannot be assured that the FDA will continue to be satisfied with our quality control and manufacturing systems and standards with respect to this or other matters. Failure to comply strictly with these regulations and requirements may damage our reputation and lead to financial penalties, compliance expenditures, the recall or seizure of products, total or partial suspension of production or distribution, withdrawal or suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. Further, other federal agencies, our customers and partners in our development, manufacturing, collaboration and other partnership agreements with respect to our products and services may take any such FDA observations or Warning Letters into account when considering the award of contracts or the continuation or extension of such partnership agreements. The delay and cost of remedial actions, or obtaining approval to manufacture at a different facility, could negatively impact our business. Any failure by us to comply with applicable laws and regulations or any actions by the FDA and other agencies as described above could have a material adverse effect on our business, financial position and results of operations.

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

We currently have a substantial amount of indebtedness. As of December 31, 2019, our total indebtedness was $268.0 million (net of deferred financing costs), with unused commitments of $50.0 million under the senior secured credit facilities. We may also incur significant additional indebtedness in the future.

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

In addition, the restrictive covenants in the Credit Agreement require us to comply with certain financial covenants. As of the end of each fiscal quarter, our operating subsidiaries must (i) maintain a Total Leverage Ratio (as defined in the Credit Agreement) no greater than 4.50:1.00 and each subsequent fiscal quarter and (ii) maintain a Consolidated Fixed Charge Coverage Ratio not less than 1.25:1.00. Our ability to meet these financial ratios can be affected by events beyond our control.

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

Our ability to make scheduled payments on, or to refinance our respective obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on the ability of our subsidiaries to make distributions, dividends or advances to us, which in turn will depend on our subsidiaries’ future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject. Many of these factors are beyond our control. We cannot be certain that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures, implement certain cost-saving initiatives, divest assets or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures, implementing cost savings measures or divestiture of assets may materially and adversely affect our future revenue prospects. In addition, we cannot assure our creditors that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries, which are restricted from paying dividends and distributions to us pursuant to the terms of our existing indebtedness and may be restricted pursuant to the terms of future indebtedness, which as a result may restrict us from paying dividends to you.

We are a holding company with nominal net worth. We do not have any material assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our indirect operating subsidiaries, Vertical Pharmaceuticals, LLC, Trigen Laboratories, LLC and Osmotica Pharmaceutical US LLC. As a result, notwithstanding any restrictions on payment of dividends under our existing indebtedness or under Irish law, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. The Credit Agreement restricts our subsidiaries from paying dividends and making distributions to its direct or indirect equity holders unless there are available exceptions thereunder. If we are not able to meet such available exceptions that would allow our subsidiaries to pay a dividend or make a distribution to us, and which would then allow us to pay a dividend to you, then we will need to obtain a waiver from the lenders under the senior secured credit facilities.

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

We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non‑affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenues of $1.07 billion or more during any fiscal year before that time, in which cases, we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non‑convertible debt during any three‑year period before that time, we would cease to be an emerging growth company immediately. In addition, we qualify as a “smaller reporting company,” which allows us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act and reduced disclosure obligations regarding financial statements, executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them, and we cannot predict or estimate the amount or timing of such additional costs.

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

We are currently controlled by Avista and Altchem, who we refer to as our Sponsors. As of February 29, 2020, investment funds affiliated with the Sponsors beneficially owned approximately 77.03% of our outstanding ordinary shares. For as long as the Sponsors own or control at least a majority of our outstanding voting power, they will have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the election and removal of directors, any amendment to our Constitution, the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Even if their ownership falls below 50%, they will continue to be able to strongly influence or effectively control our decisions so long as they continue to hold a significant portion of our ordinary shares. In addition, each of the Sponsors has a contractual right to nominate two directors for so long as such Sponsor owns at least 20% of our outstanding ordinary shares, and one director for so long as such Sponsor owns less than 20% but more than 10% of our outstanding ordinary shares.

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

In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we have granted or may grant in the future to directors, officers and employees. From time to time, we may issue additional options or other share based awards to our directors, officers and employees under our benefits plans.

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

Currently there is a limited public market for our securities, and an active, liquid trading market for our ordinary shares may not develop, which may limit your ability to sell your shares.

Although our ordinary shares are listed on the Nasdaq Global Select Market under the symbol ‘‘OSMT,’’ our shares have been thinly traded, and there may not be an active trading market for our shares. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop or continue would likely have a material adverse effect on the value of our ordinary shares. The market price of our ordinary shares may decline and you may not be able to sell our ordinary shares at or above the price you paid for them, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Material weaknesses in our internal control over financial reporting have occurred in the past and could occur in the future.

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and therefore are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Although we are required to disclose changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until our second annual report required to be filed with the SEC.

In connection with the preparation of our audited consolidated financial statements as of and for the years ended December 31, 2017 and 2016, we identified a material weakness in our internal control over financial reporting. This material weakness related to lack of sufficient resources and our failure to maintain an effective control environment around our period-end financial closing and reporting process. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During 2018, we implemented steps to remediate material weaknesses in our internal controls over financial reporting. As disclosed in Part II, Item 9A, ‘‘Controls and Procedures’’ of our annual report on Form 10-K for the fiscal year ended December 31, 2018 filed on March 27, 2019, management concluded that the previously reported material weakness in internal controls over financial reporting related to our lack of sufficient available resources in our accounting and financial reporting functions with sufficient experience and expertise with respect to the application of GAAP and related financial reporting for our period-end financial closing process had been remediated as of December 31, 2018.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. While we believe that we have remediated the material weakness identified in connection with the preparation of our audited consolidated financial statements as of and for the years ended December 31, 2017 and 2016, if we fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages as a result of such actions if any such actions were not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on a material weakness and we may be subject to negative reactions from shareholders and others with whom we do business. Further, we may not be able to remediate a future material weakness in a timely manner and our management may be required to devote significant time and expense to remediate any such material weakness. Failure to maintain adequate internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations, which could result in the need to restate previously issued financial statements. There can be no assurance that we will not identify any significant deficiencies or other material weaknesses in the future that will impair our ability to report our financial condition and results of operations accurately or on a timely basis. In addition, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting in future periods, investors may lose confidence in the accuracy and completeness of our financial reports. In the event that any of the foregoing occurs, the market price of our ordinary shares could be negatively affected.

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

In connection with the preparation of the prospectus for our initial public offering, we identified errors in our financial statements for the years ended December 31, 2016 and December 31, 2017 related to our accounting for certain aspects of the Business Combination. The required adjustments to address these errors led to restatements of those financial statements. In addition, we had to correct certain misstatements in our annual and interim financial statements for 2018 and 2019 related to misstatements associated with the tax treatment of certain intercompany transactions at the time of the Business Combination. Additionally, as previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2019, revisions were necessary to correct misstatements related to uncertain tax positions and prepaid taxes and certain other previously identified immaterial misstatements. If we are required to restate any of our financial statements in the future due to our inability to adequately remedy the issues that gave rise to these restatements or for any other reason, we may be subject to regulatory penalties and investors could lose confidence in the accuracy and completeness of our financial statements, which could cause our share price to decline.

Registration of the beneficial interests in our shares subjects us and the holders of such beneficial interests to certain risks.

We entered into a Depository Agreement, or DTC Agreement, with the Depository Trust Company, or DTC, in connection with the listing and trading of our shares on the Nasdaq Global Select Market. In accordance with the DTC Agreement, following completion of the initial public offering of our shares, DTC’s nominee, Cede & Co., was registered as the legal owner of certain of our ordinary shares in the Irish shareholder register that we are required to maintain pursuant to the Companies Act 2014 of Ireland, or the Irish Companies Act. Under the DTC Agreement, DTC credited the beneficial interests in those ordinary shares in book entry form to its participants. Accordingly, while the ordinary shares issued in accordance with Irish law are listed and traded on the Nasdaq Global Select Market, it is the beneficial interests in such ordinary shares that are settled and held in DTC. In accordance with market practice and system requirements of the Nasdaq Global Select Market, the ordinary shares are listed and traded on the Nasdaq Global Select Market under the category of “Common Share.” In respect of beneficial interests in ordinary shares held in DTC, such beneficial ownership would not necessarily be recognized by an Irish court. As such, investors holding beneficial interests in our ordinary shares within DTC may have no direct rights against us and our officers and directors and may be required to obtain the cooperation of DTC in order to assert claims against us and our officers and directors, and to look solely to DTC for the payment of any dividends, for exercise of voting rights attaching to the underlying ordinary shares and for all other rights arising in respect of the underlying ordinary shares. We cannot guarantee that DTC will be able to continue to execute its obligations under the DTC Agreement, including that the beneficial owners of the ordinary shares within DTC will receive notice of general meetings in time to instruct DTC to either effect registration of their ordinary shares or otherwise vote their ordinary shares in the manner desired by such beneficial owners. Any such failure may, inter alia, limit the access for, delay or prevent, such beneficial shareholders from being able to exercise the rights attaching to the underlying ordinary shares.

DTC has certain termination rights under the DTC Agreement. In the event that the DTC Agreement is terminated, we will use our reasonable best efforts to enter into a replacement agreement for purposes of permitting the uninterrupted listing of our ordinary shares on the Nasdaq Global Select Market. There can be no assurance, however, that it would be possible to enter into such a new agreement on substantially the same terms as the DTC Agreement or at all. A termination of the DTC Agreement could, therefore, have a material and adverse effect on us and the beneficial shareholders holding their ordinary shares within DTC. The DTC Agreement limits DTC’s liability for any loss suffered by us. DTC disclaims any liability for any loss attributable to circumstances beyond DTC’s control, including, but not limited to, errors committed by others. DTC is only liable for direct losses incurred as a result of events within DTC’s control. Thus, we may not be able to recover our entire loss if DTC does not perform its obligations under the DTC Agreement.

Our share price may be volatile, and the market price of our ordinary shares may drop below the price you pay.

Our share price has been and may continue to be volatile. Since our initial public offering in October 2018, the closing  price of our ordinary shares as reported on the Nasdaq Global Select Market has ranged from a low of $2.34 on June 10, 2019 to a high of $9.20 on October 22, 2018.  In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. The trading price of our shares may fluctuate in response to various factors, including:

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

These and other factors, many of which are beyond our control, may cause our market price and demand for our shares to fluctuate substantially. Fluctuations in our share price could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of shares have been volatile, holders of those shares have sometimes instituted securities class action litigation against the company that issued the shares. For example, on April 30, 2019 we were was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19, and on May 10, 2019, a complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints name us, certain of our directors and officers and the underwriters of our initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for our initial public offering of ordinary shares. On July 22, 2019, the plaintiffs filed an Amended Complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. We expect to incur substantial costs defending these and any other lawsuits our shareholders bring against us. This and other lawsuits could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

A significant portion of our total outstanding ordinary shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our ordinary shares to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our ordinary shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our ordinary shares. As of February 29, 2020 we had 58,896,534 ordinary shares outstanding. This includes shares that we sold in our January 2020 public offering, the majority of which may be freely sold in the public market.  A substantial majority of the shares that were not sold in our January 2020 public offering, consisting of shares held by our directors, executive officers and Avista and Altchem, are subject to a 90-day lock-up period provided under agreements executed in connection with the public offering.  These shares will, however, be able to be resold after the expiration of these lock-up agreements on April 7, 2020.  As restrictions on resale end, the market price of our shares could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. We also filed a registration statement on Form S‑8 under the Securities Act to register all of our ordinary shares that we may issue under our equity compensation plans. In addition, we filed a registration statement on Form S-3 to register shares held by Avista and Altchem for future resale. Such sales could be significant. Once these shares are sold pursuant to this registration statement, they can be freely sold in the public market.

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

Under the Irish Takeover Rules, if an acquisition of ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to ordinary shares that represent 30% or more of the voting rights of a company, the acquirer and, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for the outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months. This requirement would also be triggered by an acquisition of ordinary shares by a person holding (together with its concert parties) ordinary shares that represent between 30% and 50% of the voting rights in the company if the effect of such acquisition were to increase that person’s percentage of the voting rights by 0.05% within a 12‑month period. Under the Irish Takeover Rules, certain separate concert parties are presumed to be acting in concert. Our board of directors and their relevant family members, related trusts and “controlled companies” are presumed to be acting in concert with any corporate shareholder who holds 20% or more of the company. The application of these presumptions resulted may continue to result in restrictions upon the ability certain concert parties and members of our board of directors to acquire more of our securities, including under the terms of any executive incentive arrangements. We have consulted and may consult again in future with the Irish Takeover Panel with respect to the application of this presumption and the restrictions on the ability to acquire further securities, although we are unable to provide any assurance as to whether the Irish Takeover Panel will overrule this presumption in the future.

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

•

under Irish law, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of shares. Preemption rights may be disapplied under Irish law for renewable five‑year periods by Irish companies by way of a provision in such companies’ articles of association or a special resolution of their shareholders.  We have opted out of these preemption rights in our Articles of Association as permitted under Irish law for the maximum period permitted of five years from the date of adoption of the Articles of Association;

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

A number of factors may increase our future effective tax rates, including: the jurisdictions in which profits are determined to be earned and taxed (which may vary depending on our taxable presence in such jurisdictions as may be determined by tax authorities in such jurisdictions); the resolution of issues arising from tax audits that may be undertaken by various tax authorities; changes in the valuation of our deferred tax assets and liabilities due to changes in applicable tax legislation; increases in expenses that are not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions; changes in available tax credits; changes in share‑based compensation; changes in tax laws or the interpretation of such tax laws changes to currently applicable tax treaties, including those resulting in a loss of treaty benefits; changes in GAAP; and challenges to the transfer pricing policies related to our structure undertaken by various tax authorities. Currently, jurisdictions within the Organization for Economic Co‑Operation and Development, or the OECD, are reviewing OECD proposals relating to base erosion and profit shifting. Our effective tax rate could be adversely affected to the extent that countries adopt such OECD proposals.

U.S. tax legislation enacted in 2017 has significantly changed the U.S. federal income taxation of corporations and multinational consolidated groups, including by reducing the U.S. corporate income tax rate, limiting interest deduction, adopting elements of a territorial international tax system and introducing new anti-base erosion provisions. This legislation is unclear in many respects and could be subject to potential amendments and technical corrections and subject to differing interpretations and implementing regulations by the U.S. Department of Treasury and the Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation or affect our actual effective tax rate.

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

The rules governing passive foreign investment companies, or PFICs, can have adverse effects for U.S. federal income tax purposes. We would be classified as a PFIC for any taxable year in which either: (i) at least 75% of our gross income is classified as ‘‘passive income’’ for purposes of the PFIC rules, or (ii) at least 50% of the fair market value of our assets (determined on the basis of a quarterly average) is attributable to assets that produce or are held for the production of ‘‘passive income.’’ For this purpose, we will be treated as owning our proportionate share of the assets and earning our proportionate share of the income of any other corporation we own, directly or indirectly, 25% or more (by value) of its stock.

We do not believe that we are currently a PFIC, and we do not anticipate becoming a PFIC for the 2020 taxable year; however, such a determination cannot be made until following the end of such taxable year. Additionally, recently proposed U.S. Treasury Regulations addressing, among other things, the determination of certain types of ‘‘passive income’’ for certain types of entities for purposes of the PFIC test described above and the clarification of certain PFIC attribution rules and ‘‘look-through’’ rules to certain types of entities could affect our status as a PFIC. These proposed U.S. Treasury Regulations have not been finalized and their application and interpretation are unclear and could be subject to potential amendments and technical corrections once finalized, any of which could affect whether we are a PFIC.

The determination of whether we are a PFIC must be made annually after the close of each taxable year, depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the interpretation and application of the PFIC rules, including the proposed U.S. Treasury Regulations described above. The fair market value of our assets is expected to depend, in part, upon (a) the market price of our ordinary shares and (b) the composition of our income and assets, which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction.  In light of the foregoing, no assurance can be provided that we are not a PFIC for the current taxable year or that we will not become a PFIC for any future taxable year.

If we are a PFIC, U.S. holders of our ordinary shares would be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. If we are classified as a PFIC in any taxable year with respect to which a U.S. holder owns ordinary shares, we generally will continue to be treated as a PFIC with respect to such U.S. holder in all succeeding taxable years, regardless of whether we continue to meet the tests described above, unless the U.S. holder makes a ‘‘deemed sale election.’’ Furthermore, whether or not U.S. holders of our ordinary shares make timely qualified electing fund, or QEF, elections, if we provide the necessary information to U.S. holders to make such elections, or mark-to-market elections may affect the U.S. federal income tax consequences to U.S. holders with respect to the acquisition, ownership and disposition of our ordinary shares and any distributions such U.S. holders may receive. Investors should consult their own tax advisors regarding all aspects of the application of the PFIC rules to our ordinary shares.

U.S. holders of 10% or more of the voting power or value of our ordinary shares may be subject to U.S. federal income taxation at ordinary income tax rates on undistributed earnings and profits.

There is a risk that we will be classified as a ‘‘controlled foreign corporation,’’ or CFC, for U.S. federal income tax purposes. We will generally be classified as a CFC if more than 50% of our outstanding shares, measured by reference to voting power or value, are owned (directly, indirectly or by attribution) by ‘‘U.S. Shareholders.’’ For this purpose, a ‘‘U.S. Shareholder’’ is any U.S. person that owns directly, indirectly or by attribution, 10% or more of the total voting power or total value of our outstanding shares. If we are classified as a CFC, a U.S. Shareholder may be subject to U.S. income taxation at ordinary income tax rates on its proportionate share of our undistributed earnings and profits attributable to ‘‘subpart F income’’ or undistributed earnings and profits invested in certain U.S. property and may also be subject to tax at ordinary income tax rates on any gain realized on a sale of ordinary shares, to the extent of our current and accumulated earnings and profits attributable to such shares. A U.S. Shareholder of a CFC is also required to include in gross income for a taxable year, at a reduced effective tax rate, its proportionate share of certain non-U.S. active business income of a CFC not included in a CFC’s ‘‘subpart F income,’’ or ‘‘global intangible low-taxed income,’’ to the extent such CFC’s ‘‘tested income’’ is in excess of 10% of the adjusted U.S. federal income tax basis of depreciable tangible assets used in the CFC’s trade or business (reduced by a U.S. Shareholder’s allocable net interest expense) and is not otherwise offset by any ‘‘tested loss’’ attributable to other CFCs owned by such U.S. Shareholder. Foreign taxes paid by a CFC attributable to the CFC’s ‘‘subpart F income’’ and ‘‘global intangible low-taxed income’’ and any corresponding foreign tax credits may affect the amount of income includible in a U.S. Shareholder’s gross income for U.S. tax purposes. Even if we are not classified as a CFC, certain of our non-U.S. subsidiaries could be treated as CFCs due to the application of certain attribution rules that currently apply in determining CFC status. If certain non-U.S. subsidiaries are classified as CFCs, any U.S. Shareholder may be required to report annually and include in its U.S. taxable income its pro rata share of ‘‘subpart F income,’’ ‘‘global intangible low-taxed income’’ and investments in U.S. property attributable to those non-U.S. subsidiaries. The CFC rules are complex and U.S. Shareholders and U.S. holders of our ordinary shares are urged to consult their own tax advisors regarding the possible application of the CFC, ‘‘subpart F income,’’ and ‘‘global intangible low-taxed income’’ rules (including applicable direct and indirect attribution rules) to them based on their particular circumstances.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal office is located in Bridgewater, New Jersey, where we lease approximately 18,000 square feet of office space pursuant to a lease that expires in March 2022. We also own a facility in Marietta, Georgia and lease facilities in Sayreville, New Jersey, Tampa, Florida, Wilmington, North Carolina, Buenos Aires, Argentina and Budapest, Hungary. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space would be readily available on commercially reasonable terms.

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

On February 16, 2018, we received FDA approval for our amantadine extended release tablet product under the trade name Osmolex ER. On that same date we filed in the Federal District Court for the District of Delaware a Complaint for Declaratory Judgment of Noninfringement of certain patents owned by Adamas Pharmaceuticals, Inc. (Osmotica Pharmaceutical US LLC and Vertical Pharmaceuticals, LLC vs. Adamas Pharmaceuticals, Inc. and Adamas Pharma, LLC). Adamas was served with the complaint on February 21, 2018. Adamas filed an answer on April 13, 2018 denying the allegations in the complaint and reserving the ability to raise counterclaims as the litigation progresses. On September 20, 2018, Adamas filed an amended answer to our Complaint for Declaratory Judgment of Noninfringement, with counterclaims alleging infringement of certain patents included in our complaint and requesting that the court grant Adamas damages, injunctive relief and attorneys’ fees. The action is ongoing, but was stayed on May 23, 2019 at the parties’ joint request.

On April 30, 2019, Osmotica Pharmaceuticals plc was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints name us, certain of our directors and officers and the underwriters of our initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for our initial public offering of ordinary shares. On July 22, 2019, the plaintiffs filed an amended complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. We dispute the allegations in the complaint and intend to vigorously defend against the action. However, this litigation matter is still in an early stage and there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action, which could adversely affect our results of operations and financial condition.

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

As of March 18, 2020, there were seven registered holders of record of our ordinary shares.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Dividend Policy

We have never declared nor paid cash dividends on our ordinary shares. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in respect of our ordinary in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will depend on restrictions and other factors our board of directors may deem relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the year ended December  31, 2019 by or on behalf of Osmotica Pharmaceuticals plc or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
09/1/19 - 09/30/19	355,571	$3.69	355,571	4,896,321
10/1/19 - 10/31/19	114,975	3.96	114,975	4,781,346
11/1/19 - 11/30/19	146,696	4.31	146,696	4,634,650
12/1/19 - 12/31/19	55,940	6.44	55,940	4,578,710
Total	673,182	$4.14	673,182

(1)

On September 3, 2019, the Company’s Board of Directors authorized the repurchase of up to 5,251,892 ordinary shares pursuant to a share repurchase program.  Purchases under the ordinary share repurchase program can be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including the price of our ordinary shares, our business and market conditions.  The Company expects to retire ordinary shares acquired under the repurchase program.  The repurchase program expires November 28, 2020.

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

We are a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations.  In 2019, we generated total revenues across our existing portfolio of promoted specialty neurology and women’s health products, as well as our non-promoted products, which are primarily complex formulations of generic drugs. In 2017, we received regulatory approval from the FDA, for M-72 (methylphenidate hydrochloride extended-release tablets, 72 mg) for the treatment of attention deficit hyperactivity disorder, or ADHD, in patients aged 13 to 65, and, in 2018, we received regulatory approval from the FDA for Osmolex ER (amantadine extended-release tablets) for the treatment of Parkinson’s disease and drug-induced extrapyramidal reactions, which are involuntary muscle movements caused by certain medications, in adults. We launched M-72 in the second quarter of 2018 and completed the launch of Osmolex ER in January 2019. In addition, we have a late-stage development pipeline highlighted by two NDA product candidates, both of which have completed Phase III clinical trials: RVL-1201 (oxymetazoline hydrochloride ophthalmic solution, 0.1%) designed for the treatment of acquired blepharoptosis, or droopy eyelid, and arbaclofen extended-release tablets designed for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis. In November 2019, an NDA for RVL-1201 was accepted for filing by the FDA with a goal date for FDA decision on the application of July 16, 2020.

Our core competencies span drug development, manufacturing and commercialization. Our team of sales representatives support the ongoing commercialization of our existing promoted product portfolio as well as the launch of new products. As of December 31, 2019, we actively promoted six products: Osmolex ER, M-72, Lorzone (chlorzoxazone scored tablets) and ConZip (tramadol hydrochloride extended-release capsules) in specialty neurology and OB Complete, our family of prescription prenatal dietary supplements, and Divigel (estradiol gel, 0.1%) in women’s health. As of December 31, 2019, we sold a portfolio consisting of approximately 30 non-promoted products. The cash flow from these non-promoted products has contributed to our investments in research and development and business development activities. Some of our existing products benefit from several potential barriers to entry, including intellectual property protection, formulation and manufacturing complexities, and U.S. Drug Enforcement Administration, or DEA, regulation and quotas for API.

Our non-promoted products compete in generic markets where barriers to entry are lower than markets in which certain of our promoted products compete.

Generic products generally contribute most significantly to revenues and gross margins at the time of launch or in periods where no or a limited number of competing products have been approved and launched. In the United States, the consolidation of buyers in recent years has increased competitive pressures on the industry as a whole. As such, the timing of new product launches can have a significant impact on a company’s financial results. The entrance into the market of additional competition can have a negative impact on the pricing and volume of the affected products which are outside the company’s control. In particular, both methylphenidate ER tablets and venlafaxine ER tablets, or VERT, have experienced, and are expected to continue to experience, significant pricing erosion due to additional competition from other generic pharmaceutical companies. This generic pricing erosion has resulted in lower net product sales, revenue and profitability from methylphenidate ER tablets and VERT in 2019, and this erosion is expected to continue in subsequent years. Additionally, an AB-rated generic of Lorzone was approved on November 27, 2019, which may result in pricing and market share declines.

We are focused on continuing the transition of our business to a specialty pharmaceutical company that develops and commercializes proprietary products. The Company’s research and development pipeline highlighted by RVL-1201 and arbaclofen extended release tablets, is the primary driver of this strategy. In 2017, we acquired the worldwide rights to RVL-1201 and have completed two Phase III clinical trials of RVL-1201 in the United States for the treatment of acquired blepharoptosis.

Financial Operations Overview

Segment Information

We currently operate in one business segment focused on the development and commercialization of pharmaceutical products that target markets with underserved patient populations. We are not organized by market and are managed and operated as one business. We also do not operate any separate lines of business or separate business entities with respect to our products. A single management team reports to our chief operating decision maker who comprehensively manages our entire business. Accordingly, we do not accumulate discrete financial information with respect to separate product lines and do not have separately reportable segments. See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel expenses, including salaries and benefits for employees in executive, finance, accounting, business development, legal and human resource functions. General and administrative expenses also include corporate facility costs, including rent, utilities, legal fees related to corporate matters and fees for accounting and other consulting services. We expect to continue to incur additional general and administrative expenses as a public company, including costs associated with the preparation of our SEC filings, increased legal and accounting costs, investor relations costs, incremental director and officer liability insurance costs, as well as costs related to compliance with the Sarbanes‑Oxley Act of 2002 and the Dodd‑Frank Wall Street Reform and Consumer Protection Act.

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

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

Financial Operations Overview

The following table presents revenues and expenses for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018	% Change
Net product sales	$235,472	$261,398	(10)%
Royalty revenue	3,641	1,959	86%
Licensing and contract revenue	918	344	167%
Total revenues	240,031	263,701	(9)%
Cost of goods sold (inclusive of amortization of intangibles)	111,630	140,082	(20)%
Gross profit	128,401	123,619	4%
Gross profit percentage	53%	47%
Selling, general and administrative expenses	93,030	74,243	25%
Research and development expenses	32,319	43,693	(26)%
Impairments of goodwill	—	86,318	(100)%
Impairment of intangibles	283,747	17,903	1,485%
Total operating expenses	409,096	222,157	84%
Interest expense and amortization of debt discount	18,211	20,790	(12)%
Other non-operating expense (gain)	(884)	(664)	33%
Total other non-operating expense (gain)	17,327	20,126	(14)%
Loss before income taxes	(298,022)	(118,664)	151%
Income tax benefit	27,121	8,983	202%
Net loss	$(270,901)	$(109,681)	147%

Revenue

The following table presents total revenues for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018	% Change
Venlafaxine ER (VERT)	$75,601	$66,039	14%
Methylphenidate ER	73,205	129,469	(43)%
Lorzone	15,004	17,172	(13)%
Divigel	26,794	23,314	15%
OB Complete	9,851	10,510	(6)%
Other	35,017	14,894	135%
Net product sales	235,472	261,398	(10)%
Royalty revenue	3,641	1,959	86%
Licensing and contract revenue	918	344	167%
Total revenues	$240,031	$263,701	(9)%

Total revenues decreased by $23.7 million to $240.0 million for the year ended December 31, 2019, as compared to $263.7 million for the year ended December 31, 2018 primarily due to a decrease in net product sales.

Net Product Sales. Net product sales decreased by $25.9 million to $235.5 million for the year ended December 31, 2019, as compared to $261.4 million for the year ended December 31, 2018.  Net product sales of methylphenidate ER (including M-72, which was launched in the second quarter of 2018) decreased 43% due to additional competitors entering the market, resulting in significantly lower net selling prices, partially offset by lower than estimated product returns. Product sales from VERT increased by 14% for the year ended December 31, 2019.  During 2019 a competing dosage strength was launched which negatively affected sales volumes, however volume decreases were more than offset by lower than estimated product returns and government rebates resulting in higher realized net selling prices in the period.  Additionally, during the third and fourth quarter of 2019, two additional generic forms of VERT from competitors were approved but not launched. We expect that the additional competition for both methylphenidate ER and VERT from these competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of these products in 2020 and future years.  Methylphenidate and VERT net sales were favorably impacted by adjustments of approximately $25.3 million in the aggregate primarily related to product returns reserves during the year ended December 31, 2019 based on actual product returns experience.  There can be no assurance that actual product returns experience and other adjustments will continue to favorably impact net sales in 2020 and in future years.

Product sales from Lorzone declined 13% for the year ended December 31, 2019,  reflecting lower volume, partially offset by higher net selling prices.  Product sales from Divigel increased by 15%, driven primarily by the launch of a new dosage strength together with targeted promotional activities and strong patient access. Product sales from the OB Complete family of prescription prenatal dietary supplements decreased by $0.7 million or 6%  during 2019. Other non-promoted product sales increased by 135%, largely due to the launch of nitrofurantoin during 2019 and growth of other non-promoted products.

Royalty Revenue. Royalty revenue increased by $1.7 million for the year ended December 31, 2019, compared to the prior year period, primarily due to price protection adjustments incurred by one of our license partners thereby reducing  royalty revenue during the year ended December 31, 2018.

Licensing and Contract Revenue. Licensing and contract revenue increased by $0.6 million in 2019 primarily due to the higher product sales by our license partners during the year.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended
	December 31,
	2019	2018	% Change
Amortization of intangible assets	$52,657	$77,096	(32)%
Depreciation expense	2,343	2,626	(11)%
Royalty expense	10,198	11,949	(15)%
Other cost of goods sold	46,432	48,411	(4)%
Total cost of goods sold	$111,630	$140,082	(20)%

Total cost of goods sold decreased $28.5 million in the year ended December 31, 2019 to $111.6 million as compared to $140.1 million in the year ended December 31, 2018,  primarily driven by a $24.4 million decrease in amortization of intangible assets, due to lower amortization for methylphenidate ER and VERT.  Royalty expense decreased by $1.7 million due to decrease in net sales of certain royalty products.  There was no material change in depreciation expense or other cost of goods sold.

Gross profit percentage increased  to 53% for the year ended December 31, 2019 compared to 47% for the year ended December 31, 2018. Excluding amortization and depreciation, our gross profit percentage for the year ended December 31, 2019 was 76% as compared to 77% for the year ended December 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $18.8 million in the year ended December 31, 2019 to $93.0 million as compared to $74.2 million in the year ended December 31, 2018. The increase in our selling, general and administrative expenses reflects additions to salesforce headcount and marketing costs associated with the launch of Osmolex ER, severance expenses associated with a salesforce realignment during the third quarter of 2019 and increased share compensation expense and higher costs associated with being a public company.

Research and Development Expenses

Research and development expenses decreased by $11.4 million in the year ended December 31, 2019 to $32.3 million as compared to $43.7 million in the year ended December 31, 2018. The decrease primarily reflects the completion of the Phase III clinical trials of arbaclofen ER during the first quarter of 2019 and the cost of manufacturing development batches of Osmolex ER during 2018, which costs were not present in 2019, partially offset by increased share compensation expense during 2019.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018	% Change
Osmolex ER	$502	$1,732	(71)%
Arbaclofen ER	7,430	19,679	(62)%
RVL-1201	7,059	7,225	(2)%
Other	17,328	15,057	15%
Total	$32,319	$43,693	(26)%

Impairment of Intangible Assets and Goodwill

Impairment of intangible assets and goodwill was $283.7 million during the year ended December 31, 2019 primarily consisting of write-downs to fair value of methylphenidate ER, VERT, Osmolex ER, and Corvite of $128.1 million, $137.7 million, $17.7 million, and $0.2 million, respectively.  Methylphenidate ER tablets and VERT were impaired due to lower revenues reflecting an increasingly competitive environment which deteriorated pricing and volumes; Osmolex ER was impaired due to underperforming revenue expectations subsequent to the launch of the product; and Corvite was impaired due to the discontinuation of the product.  In the third and fourth quarter of 2019, we also recognized an impairment of finite-lived development technology and product rights for VERT of $73.0 million and $64.7 million, respectively, due to approvals of competing products which deteriorated pricing and volumes.

During 2018 we recognized impairments of finite-lived developed technology assets of $10.3 million consisting of the write down to fair value of nifedipine and Khedezla of $6.2 million and $4.1 million, respectively.  Nifedipine was impaired due to a greater competitive environment which reduced the anticipated royalty revenue from our license partner, and in late 2018, we made the decision to discontinue commercialization of Khedezla and recognized an impairment charge of $4.1 million.  In December 2018, we made the decision to cease development of Generic Product A, an indefinite-lived In-Process R&D asset which resulted in an impairment charge of $7.6 million.  In December 2018, circumstances and events related to pricing on certain of our generic assets, together with our decision to discontinue development and commercialization of Khedezla and Generic Product A, made it more likely than not that goodwill had become impaired.  As a result, we performed an assessment of goodwill as of December 31, 2018.  Based on the results of this assessment, we recognized an impairment charge of $86.3 million for the year ended December 31, 2018.

The following table details the impairment charges for such periods (in thousands):

	Year Ended December 31, 2019
	Impairment
Asset/Asset Group	Charge	Reason For Impairment
Product Rights
Osmolex ER	$17,730	Lower than expected volume
Methylphenidate ER	128,113	Lower revenue due to generic competition.
Corvite	190	Discontinued formulation
	146,033
Developed Technology
Venlafaxine ER	72,995	Revenue underperforming expectations due to new generic market entrants.

Distribution Rights
Venlafaxine	64,719	Revenue underperforming expectations due to new generic market entrants.
Total Impairment Charges for year ended December 31, 2019	$283,747

	Year Ended December 31, 2018
	Impairment
Asset/Asset Group	Charge		Reason For Impairment
Developed Technology
Nifedipine	$6,173		Lower royalty revenue due to competition
Khedezla	4,130	(1)	Discontinued commercialization
	10,303

In-Process R&D
Generic Product “A”	7,600	(1)	Suspension of development activities

Goodwill	86,318		Discontinued products and price erosion on generic assets
Total Impairment Charges for year ended December 31, 2018	$104,221

(1)	Assets were fully impaired as of December 31, 2018.

Impairment of Fixed Assets

Fixed asset impairments for the years ended December 31, 2019 and 2018 were each $0.1 million due to the abandonment of information technology and warehouse assets in 2019 and the abandonment of assets at a warehouse we ceased leasing, the termination of a capital project that had not reached completion, and the fair market value for equipment being lower than its carrying value in 2018.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $2.9 million in the year ended December 31, 2019 to $17.9 million as compared to $20.8 million in the year ended December 31, 2018. The decrease in borrowing costs reflects lower levels of indebtedness following the prepayment of debt in the fourth quarter of 2018, and lower interest rates.

Other Non‑operating (Income) Expenses, net

Other non-operating (income) expense was $(0.9) million and $(0.7) million for the years ended December 31, 2019 and 2018, respectively.

Income Tax Benefit

	Year Ended
	December 31,
	2019	2018
	(dollars in thousands)
Income tax benefit	$27,121	$8,983
Effective tax rate	9.1%	7.6%

Income tax benefit increased by $18.1 million in the year ended December 31, 2019 to $27.1 million as compared to $9.0 million in the year ended December 31, 2018.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and amounts available to be drawn under our Revolving Credit Facility, or Revolver.  Our primary uses of cash are to fund operating expenses, product development costs, capital expenditures, debt service payments, as well as strategic business and product acquisitions.

As of December 31, 2019, we had cash and cash equivalents of $95.9 million and borrowing availability under the Revolver of $50.0 million. In January 2020 completed a follow-on equity offering generating $31.8 million of net proceeds, after giving effect to underwriting discounts and commissions and offering expenses.  We also had $271.4 million aggregate principal amount borrowed under our term loans.  During the year ended December 31, 2019 we generated $33.6 million of cash from operations, and during the year ended December 31, 2018, we generated cash flows from operations of $37.6 million. We expect to generate positive cash flow from operations in the future through sales of our existing products, launches of products currently in our development pipeline and sales derived from in-licenses or acquisitions of other products; however, we expect our levels of cash flow generated to be lower or negative in the near term due to price erosion on methylphenidate ER and VERT and new product launch expenses.

As of December 31, 2019, the interest rate was 5.79% and 6.29% for our Term A Loan and Term B Loan, respectively. As of December 31, 2018, the interest rate was 6.09% and 6.59% for our Term A Loan and Term B Loan, respectively.

At December 31, 2019, there were no outstanding borrowings or outstanding letters of credit under the Revolver. Availability under the Revolver as of December 31, 2019 was $50.0 million.

On January 13, 2020 we completed a follow-on equity offering and allotted 6,900,000 ordinary share at a public offering price of $5.00 per share.  The number of shares issued in this offering reflected the exercise in full of the underwriters’ option to purchase 900,000 ordinary shares.  The aggregate net proceeds from the follow-on offering were approximately $31.8 million after deducting underwriting discounts and commissions and offering expenses.  Proceeds from the offering were used for working capital and general corporate purposes.

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

During the year ended December 31, 2018, we benefited from the commercial launch of methylphenidate ER and M-72 in September 2017 and April 2018, respectively. Methylphenidate ER competes in generic markets for which competition has eroded, and will continue to erode, profitability over time. In late 2018 and 2019, several companies launched competing versions of methylphenidate ER.  Additionally, there were three approvals and one launch of competing dosage strengths of VERT during 2019.  As a result, we have experienced, and anticipate that we will continue to experience, price erosion negatively affecting profitability of both methylphenidate ER and VERT in 2020 and future years.  During 2018 and 2019, we made significant investments in research and development, primarily for arbaclofen ER and RVL-1201, both of which completed Phase III clinical trials in 2019.

We believe that our existing cash balances, cash we expect to generate from operations from our existing product portfolio, as well as funds available under the Revolver, will be sufficient to fund our operations and to meet our existing obligations for at least the next 12 months.

The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, drug development and commercialization costs, as well as other factors, such as successful development and launching of new products and strategic product or business acquisitions. Our assumptions may prove to be wrong or other factors may adversely affect our business.  We expect our near term levels of cash flow to be negatively affected by price competition on methylphenidate ER and VERT, and increased expenses associated with new product launches.  As a result, we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations.  This could, among other things, force us to raise additional funds or force us to reduce our expenses through cost cutting measures either of which could have a material adverse effect on our business.  During the third quarter of 2019, the Company realigned its operating infrastructure to prepare for the launch of RVL-1201 and implemented cost-savings measures to reduce its expenses.  In addition, the Company is exploring options to raise additional capital by, for example, out-licensing or partnering rights to RVL-1201, or arbaclofen ER, divesting non-strategic assets, strategic business development, and/or conducting one or more public or private debt or equity financings, which could be dilutive to our shareholders.  Such actions may not be on favorable terms and the proceeds from such actions may not be sufficient to meet our obligations.

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

Cash Flows

The following table provides information regarding our cash flows for the periods indicated (in thousands):

	Year Ended
	December 31,
	2019	2018	Change
Net cash provided by operating activities	$33,567	$37,558	$(3,991)
Net cash used in investing activities	(4,020)	(4,134)	114
Net cash provided by (used in) financing activities	(4,691)	3,604	(8,295)
Effect on cash of changes in exchange rate	175	(938)	1,113
Net increase in cash and cash equivalents	$25,031	$36,090	$(11,059)

Net cash provided by operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash provided by operating activities was $33.4 million and $37.6 million for the years ended December 31, 2019 and 2018, respectively.    The decrease in cash provided by operating activities in the year ended December 31, 2019, as compared to year ended December 31, 2018, was due to lower revenues and changes in working capital, primarily as a result of increased payments of accounts payable and accrued expenses, which were partially offset by lower levels of accounts receivable, inventories and prepaid expenses.

Net cash used in investing activities

Our uses of cash in investing activities during the years ended December 31, 2019 and 2018 reflected purchases of property, plant and equipment and were $4.0 million and $4.1 million, respectively.

Net cash provided by (used in) financing activities

Net cash used in financing activities of $4.7 million during the year ended December 31, 2019 primarily related to the $1.8 million of net repayments of insurance premium financing and by $2.8 million repurchase of ordinary shares.

Net cash provided by financing activities of $3.6 million during the year ended December 31, 2018 primarily related to the $58.1 million of net proceeds from our IPO and a $2.7 million net increase in insurance financing loans, partially offset by $56.1 million of repayments of our term loans under our senior secured credit facility.

Contractual Obligations

The following table lists our contractual obligations as of December 31, 2019.

	Payments due by period (in thousands)
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Long-term debt obligations(1)	271,360	—	271,360	—	—
Interest expense(2)	47,371	15,908	31,463	—	—
Capital lease obligations(3)	174	130	40	4	—
Operating lease obligations(4)	5,596	2,285	2,820	491	—
Royalty obligations(5)	7,271	1,188	3,000	2,000	1,083
Total	331,772	19,511	308,683	2,495	1,083

(1)	Represents the remaining principal amount under our senior secured credit facilities, which is due on December 21, 2022.
(2)

These amounts represent future cash interest payments related to our existing debt obligations based on variable interest rates specified in the senior secured credit facilities. Payments related to variable debt are based on applicable rates at December 31, 2019 plus the specified margin in the senior secured credit facilities for each period presented. As of December 31, 2019, the interest rate was 5.79% for Term A Loan and 6.29% for Term B Loan.

(3)	Includes minimum cash payments related to certain fixed assets, primarily office equipment.
(4)	Includes minimum cash payments related to our leased offices and warehouse facilities under non-cancelable leases in New Jersey, Florida, North Carolina, as well as in Argentina and Hungary.
(5)	Includes obligations to make minimum annual royalty payments.

Our liability for unrecognized tax benefits has been excluded from the above contractual obligations table as the nature and timing of future payments, if any, cannot be reasonably estimated. As of December 31, 2019, our liability for unrecognized tax benefits was $2.7 million (excluding interest and penalties). We do not anticipate that the amount of our liability for unrecognized tax benefits will significantly change in the next 12 months.

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

Product Sales—Revenue is recognized at the point in time when our performance obligations with our customers have been satisfied. At contract inception, we determine if the contract is within the scope of ASC Topic 606 and then evaluate the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue at the point in time when the Company satisfies a performance obligation.

Revenue is recorded at the transaction price, which is the amount of consideration we expect to receive in exchange for transferring products to a customer. We consider the unit of account for each purchase order that contains more than one product. Because all products in a given purchase order are generally delivered at the same time and the method of revenue recognition is the same for each, there is no need to separate an individual order into separate performance obligations. In the event that we fulfilled an order only partially because a requested item is on backorder, the portion of the purchase order covering the item is generally cancelled, and the customer has the option to submit a new one for the backordered item. We determine the transaction price based on fixed consideration in our contractual agreements, which includes estimates of variable consideration, and the transaction price is allocated entirely to the performance obligation to provide pharmaceutical products. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is less than one year and the customers do not pay for product in advance of the transfer of the product.

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

Where available, we have relied on information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to days of sales outstanding, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we have evaluated market conditions for products primarily through the analysis of wholesaler and other third party sell‑through, as well as internally‑generated information, to assess factors that could impact expected product demand at December 31, 2019 and December 31, 2018. We believe that the estimated level of inventory held by our customers is within a reasonable range as compared to both: (i) historical amounts and (ii) expected demand for the products that represent a  majority of the volume at December 31, 2019 and December 31, 2018.

If the assumptions we use to calculate our allowances for sales deductions do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.

The following table presents the activity and ending balances for our product sales provisions for the years ended December 31, 2019 and 2018 (in thousands):

			Government
		Commercial	and Managed	Product	Discounts and
	Chargebacks	Rebates	Care Rebates	Returns	Allowances	Total
Balance at December 31, 2017	$32,342	$39,233	$14,151	$43,300	$3,485	$132,511
Provision	365,043	257,917	18,582	20,492	20,246	682,280
Charges processed	(358,524)	(247,918)	(22,752)	(15,328)	(20,221)	(664,743)
Balance at December 31, 2018	$38,861	$49,232	$9,981	$48,464	$3,510	$150,048
Provision	345,366	147,173	20,092	(3,932)	15,719	524,418
Charges processed	(369,603)	(182,826)	(25,206)	(11,075)	(17,638)	(606,348)
Balance December 31, 2019	$14,624	$13,579	$4,867	$33,457	$1,591	$68,118

Total items deducted from gross product sales were $524.4 million (excluding $4.4 million in provisions for advertising and promotion), or 68.6% as a percentage of gross product sales, during the year ended December 31, 2019. Total items deducted from gross product sales were $682.3 million (excluding $4.9 million in provisions for advertising and promotion), or 71.9% as a percentage of gross product sales, during the year ended December 31, 2018.

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

Chargebacks were $345.4 million and $365.0 million, or 45.2% and 38.5% as a percentage of gross product sales, for the years ended December 31, 2019 and 2018, respectively. Chargebacks as a percentage of gross product sales increased in 2019 as compared with 2018, primarily due to a change in product mix and pricing. We expect that chargebacks will continue to significantly impact our reported net product sales.

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

Commercial rebates were $147.2 million and $257.9 million, or 19.3% and 27.2% as a percentage of gross product sales, for the years ended December 31, 2019 and 2018, respectively. Commercial rebates as a percentage of gross product sales decreased in 2019 as compared to 2018 primarily due to the change in product mix and customer contracts. We expect that commercial rebates will continue to significantly impact our reported net sales.

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

Government program rebates were $20.1 million and $18.6 million, or 2.6% and 2.0% as a percentage of gross product sales, during the years ended December 31, 2019 and 2018, respectively.

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

Product returns were $(3.9) million and $20.5 million, or (0.5)% and 2.2% as a percentage of gross product sales, during the years ended December 31, 2019 and 2018, respectively. Product returns as a percentage of gross product sales decreased in 2019 as compared to 2018 primarily due to lower than expected returns processed. Product returns as a percentage of gross product sales are not expected to change materially for 2020.

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

Advertising and promotions as a percentage of gross product sales did not change materially during the periods presented.  Promotions and co-pay discount cards are included in advertising and promotions, which were $4.4 million and $4.9 million, or 0.6% and 0.5% as a percentage of gross product sales, during the years ended December 31, 2019 and 2018, respectively.

Discounts and allowances were $15.7 million and $20.2 million, or 2.1% and 2.1% as a percentage of gross product sales, during the years ended December 31, 2019 and 2018, respectively. Discounts and allowances as a percentage of gross product sales did not change materially during the periods presented and are not expected to change materially in 2020.

Valuation of long‑lived assets

As of December 31, 2019, our combined long‑lived assets balance, including property, plant and equipment and finite‑lived intangible assets, is $120.2 million.

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

Recoverability of an asset that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the forecasted undiscounted future cash flows related to the asset. In the event the carrying amount of the asset exceeds its undiscounted future cash flows and the carrying amount is not considered recoverable, impairment may exist. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. Our reviews of long‑lived assets during the two years ended December 31, 2019 and 2018 resulted in certain impairment charges. These charges relate to both finite and indefinite-lived intangible assets, which are described in Note 7, Goodwill and Other Intangible Assets, to our consolidated financial statements.

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

We recorded impairment charges of $283.7 million and $10.3 million, regarding definite‑lived intangible assets for the years ended December 31, 2019 and 2018, respectively.

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

Assumptions related to future operating performance are based on management’s annual and ongoing budgeting, forecasting and planning processes and represent our best estimate of the future results of our operations as of a point in time. These estimates are subject to many assumptions, such as the economic environments in which we operate, demand for the products and competitor actions. Estimated future cash flows are discounted to present value using a market participant, weighted average cost of capital. The financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and our market capital structure. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related goodwill impairments, if any. The discount rates applied to the estimated cash flows for our October 1, 2019 and 2018 annual goodwill impairment test were 16.5% and 14.0%, respectively, depending on the overall risk associated with the particular asset and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use.

Based on the quantitative goodwill impairment assessment performed, we determined that there was no impairment of goodwill as of October 1, 2019 and for the year ended December 31, 2019. An increase of 50 basis points to our assumed discount rate used in our goodwill assessment would not have materially changed the results of our analyses.

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

IPR&D Intangible Asset Impairment Assessment—IPR&D, which are indefinite-lived intangible assets representing the value assigned to acquired Research and Development, or R&D, projects that principally represent rights to develop and sell a product that we have acquired which has not yet been completed or approved. These assets are subject to impairment testing until completion or abandonment of each project. The fair value of our indefinite-lived intangible assets is determined using an income approach that utilizes a discounted cash flow model and requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting each asset and related cash flow stream as well as other factors. The discount rates applied to the estimated cash flows for our October 1, 2019 and 2018 indefinite-lived intangible asset impairment test were 16.5% and

14.0%, respectively. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. If applicable, upon abandonment of the IPR&D product, the assets are reduced to zero. Upon approval of the products in development for sale and placement into service, the associated IPR&D intangible assets are transferred to Product Rights amortizing intangible assets. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

If the fair value of the IPR&D is less than its carrying amount, an impairment loss is recognized for the difference. Based on results of the impairment assessment performed, we did not recognize an impairment change of IPR&D of the year ended December 31, 2019 and recognized impairment charges to IPR&D of $7.6 million for the year ended December 31, 2018. The 2018 impairment charge reflects our decision to cease development activities on a generic asset thereby reducing its fair value to zero.

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

As of December 31, 2019 and 2018, the Company has a federal net operating loss carryover of $2.2 million and $3.3 million, respectively and net operating loss carryovers in certain foreign tax jurisdictions of approximately $9.9 million and $22.4 million, respectively which will begin to expire in 2022. At December 31, 2019 and 2018, the Company had total tax credit carryovers of approximately $2.7 million and $4.6 million, respectively, primarily consisting of Federal Orphan Drug Tax Credit carryovers. These credit carryovers are expected to be fully realized prior to their expiration, beginning in 2037.

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

During the years ended December 31, 2019 and 2018, we recognized $4.9 million and $2.0 million, respectively, of stock compensation expense.

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

Through the operation of our subsidiaries based in Argentina and Hungary, we are exposed to foreign exchange rate risks. In addition to the operations of our foreign subsidiaries, we also contract with vendors that are located outside the United States, and in some cases make payments denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2019, our liabilities denominated in foreign currencies were not material.

We are exposed to fluctuations in interest rates on our senior secured credit facilities. An increase in interest rates could have a material impact on our cash flow. As of December 31, 2019, a 100 basis point increase in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $2.7 million on interest expense.

As of December 31, 2019, we had cash and cash equivalents of $95.9 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

Inflation generally affects us by increasing our cost of labor, API costs and costs of clinical trials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019 and 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Osmotica Pharmaceuticals plc

Dublin, Ireland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Osmotica Pharmaceuticals plc (the “Company”) and subsidiaries as of December 31, 2018, the related consolidated statement of operations and comprehensive loss, changes in shareholders’ equity/partners’ capital, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018, and the results of their operations and their cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Revenue

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended December 31, 2018 due to the adoption of Accounting Standards Codification 606, “Revenue from Contracts with Customers.”

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

Woodbridge, New Jersey

March 27, 2019, except for Note 1 of the 2018 consolidated financial statements which is not presented herein for which the date is December 20, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Osmotica Pharmaceuticals plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Osmotica Pharmaceuticals plc (the Company) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity/partners’ capital and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standards

ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2019 the Company changed its method of accounting for leases due to the of the adoption of Accounting Standards Update (ASU)  No. 2016-02, Leases (Topic 842), and the related amendments, using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Iselin, New Jersey

March 19, 2020

OSMOTICA PHARMACEUTICALS PLC

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$95,865	$70,834
Trade accounts receivable, net	43,914	56,424
Inventories, net	21,305	24,383
Prepaid expenses and other current assets	11,546	20,723
Total current assets	172,630	172,364
Property, plant and equipment, net	30,238	31,263
Operating lease assets	4,983	—
Intangibles, net	153,986	490,390
Goodwill	100,855	100,855
Other non-current assets	563	752
Total assets	$463,255	$795,624
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$8,495	$24,871
Accrued liabilities	65,253	87,237
Current portion of long-term debt, net of deferred financing costs	—	1,774
Current portion of obligation under finance leases	127	119
Current portion of lease liability	2,062	—
Total current liabilities	75,937	114,001
Long-term debt, net of non-current deferred financing costs	267,950	266,803
Long-term portion of obligation under finance leases	44	138
Long-term portion of lease liability	3,116	—
Income taxes payable - long term portion	—	2,541
Deferred taxes	1,500	28,294
Total liabilities	348,547	411,777
Commitments and contingencies (See Note 14)
Shareholders' equity:
Ordinary shares ($0.01 nominal value 400,000,000 shares authorized, 51,845,742 and 52,518,924 shares issued and outstanding at December 31, 2019 and 2018, respectively)	518	525
Preferred shares ($0.01 nominal value 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	489,440	487,288
Accumulated deficit	(373,021)	(102,120)
Accumulated other comprehensive loss	(2,229)	(1,846)
Total shareholders' equity	114,708	383,847
Total liabilities and shareholders' equity	$463,255	$795,624

See accompanying notes to consolidated financial statements.

OSMOTICA PHARMACEUTICALS PLC

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018

Net product sales	$235,472	$261,398
Royalty revenue	3,641	1,959
Licensing and contract revenue	918	344
Total revenues	240,031	263,701
Cost of goods sold (inclusive of amortization of intangibles)	111,630	140,082
Gross profit	128,401	123,619
Selling, general and administrative expenses	93,030	74,243
Research and development expenses	32,319	43,693
Impairment of intangibles	283,747	17,903
Impairment of goodwill	—	86,318
Total operating expenses	409,096	222,157
Operating loss	(280,695)	(98,538)
Interest expense and amortization of debt discount	18,211	20,790
Other non-operating expense	(884)	(664)
Total other non-operating expense (gain)	17,327	20,126
Loss before income taxes	(298,022)	(118,664)
Income tax benefit	27,121	8,983
Net loss	$(270,901)	$(109,681)
Other comprehensive loss, net
Change in foreign currency translation adjustments	(383)	(1,213)
Comprehensive loss	$(271,284)	$(110,894)
Loss per share attributable to shareholders
Basic and Diluted	$(5.17)	$(2.42)
Weighted average shares basic and diluted
Basic and Diluted	52,367,444	45,276,278

See accompanying notes to consolidated financial statements.

OSMOTICA PHARMACEUTICALS PLC

Consolidated Statements of Changes in Shareholders’ Equity/Partners’ Capital

 (In thousands, except share data)

						Accumulated
						other
	Ordinary shares		Additional	Accumulated	Partners’	comprehensive
	Shares	Amount	paid in capital	deficit	capital	loss	Total
Balance at January 1, 2018	—	$—	$—	$—	$434,280	$(633)	$433,647
Cumulative effect of change in accounting standard	—	—	—	—	1,047	—	1,047
Net loss	—	—	—	—	(7,561)	—	(7,561)
Distributions	—	—	—	—	(2)		(2)
Share compensation	—	—	—	—	1,248	—	1,248
Change in foreign currency translation	—	—	—	—	—	(1,169)	(1,169)
Balance at October 17, 2018	—	—	—	—	429,012	(1,802)	427,210
Effect of reorganization	42,857,139	429	428,583	—	(429,012)	—	—
Issuance of ordinary shares in initial public offering and private placement, net of offering costs	9,661,785	96	57,988	—	—	—	58,084
Share compensation	—	—	717	—	—	—	717
Net loss	—	—	—	(102,120)	—	—	(102,120)
Change in foreign currency translation	—	—	—	—	—	(44)	(44)
Balance at December 31, 2018	52,518,924	$525	$487,288	$(102,120)	$—	$(1,846)	$383,847
Repurchase of ordinary shares	(673,182)	(7)	(2,780)	—	—	—	(2,787)
Net loss	—	—	—	(270,901)	—	—	(270,901)
Share compensation	—	—	4,932	—	—	—	4,932
Change in foreign currency translation	—	—	—	—	—	(383)	(383)
Balance at December 31, 2019	51,845,742	$518	$489,440	$(373,021)	$—	$(2,229)	$114,708

See accompanying notes to consolidated financial statements.

OSMOTICA PHARMACEUTICALS PLC

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(270,901)	$(109,681)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,015	81,573
Share compensation	4,932	1,965
Impairment of intangibles	283,747	17,903
Impairment of goodwill	—	86,318
Deferred income tax benefit	(26,794)	(15,513)
Loss on sale of fixed and leased assets	173	93
Bad debt provision	(164)	(1,771)
Amortization of deferred financing and loan origination fees	1,337	1,652
Write off of deferred financing fees in connection with prepayment	—	876
Change in operating assets and liabilities:
Trade accounts receivable, net	12,674	(17,041)
Inventories, net	3,078	(7,436)
Prepaid expenses and other current assets	9,177	4,549
Trade accounts payable	(16,375)	(11,326)
Accrued and other current liabilities	(24,332)	5,397
Net cash provided by operating activities	33,567	37,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed and leased assets	17	10
Payments on disposal of leased assets	(74)	—
Purchase of property, plant and equipment	(3,963)	(4,144)
Net cash used in investing activities	(4,020)	(4,134)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to affiliates	—	(2)
Payments on finance lease obligations	(130)	(112)
Proceeds from initial public offering and private placement, net of issuance costs	—	58,084
Debt repayment	—	(56,140)
Repurchases of ordinary shares	(2,787)	—
Proceeds from insurance financing loan	1,314	2,745
Repayment of insurance financing loan	(3,088)	(971)
Net cash provided by (used in) financing activities	(4,691)	3,604
Net change in cash and cash equivalents	24,856	37,028
Effect on cash of changes in exchange rate	175	(938)
Cash and cash equivalents, beginning of period	70,834	34,744
Cash and cash equivalents, end of period	$95,865	$70,834
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$15,181	$19,619
Cash paid for taxes	$1,290	$2,638

See accompanying notes to consolidated financial statements.

OSMOTICA PHARMACEUTICALS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

Osmotica Pharmaceuticals plc, together with its subsidiaries, is a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations.  The Company generates revenues across an existing portfolio of promoted specialty neurology and women’s health products, as well as non-promoted products, many of which are primarily complex formulations of generic drugs.

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

Immediately prior to the IPO and prior to the commencement of trading of Osmotica Pharmaceuticals plc’s ordinary shares on the Nasdaq Global Select Market, Osmotica Holdings S.C.Sp. undertook a series of restructuring transactions that resulted in Osmotica Pharmaceuticals plc becoming the direct parent of Osmotica Holdings S.C.Sp with each holder of common units of Osmotica Holdings S.C.Sp. receiving approximately 42.84 ordinary shares of Osmotica Pharmaceuticals plc in exchange for each such common unit. In addition, each holder of an option to purchase common units of Osmotica Holdings S.C.Sp. received an option to purchase the number of ordinary shares of Osmotica Pharmaceuticals plc determined by multiplying the number of units underlying such option by approximately 42.84 (rounded down to the nearest whole share) and dividing the exercise price per unit for such option by approximately 42.84 (rounded up to the nearest whole cent). These transactions are referred to as the “Reorganization”. Accordingly, all share and share amounts for all periods presented in the accompanying financial statements have been adjusted retroactively, where applicable, to reflect the Reorganization.

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

Foreign Currency Translation—The financial position and results of operations of the Company’s non-U.S. subsidiaries are generally determined using U.S. Dollars as the functional currency.  Our subsidiary in Argentina is currently operating in a highly inflationary environment, as a result, we account for translation in accordance with US GAAP. Foreign currency transaction gains and losses are included in foreign exchange (loss) gain in the Company’s statements of operations.

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

Inventories—Inventories are stated at the lower of cost or net realizable value at approximate costs determined on the first-in first-out basis. The Company maintains an allowance for excess and obsolete inventory as well as inventory where the cost is in excess of its net realizable value (“NRV”) based on management’s assessments. The Company capitalizes inventory costs associated with its products prior to regulatory approval when, based on management judgement, future commercialization is considered probable and future economic benefit is expected to be realized. As of December 31, 2019 and 2018, there were no capitalized inventory costs associated with products that had not yet achieved regulatory approval. The Company assesses the regulatory approval process and where the product stands in relation to that approval process including any known constraints or impediments to approval. The Company also considers the shelf life of the product in relation to the product timeline for approval. Sample inventory utilized for promoting the Company’s products are expensed and included in cost of goods sold when the sample units are purchased or manufactured.

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

The Company recorded impairment charges of $283.7 million and $10.3 million, in regard to definite‑lived intangible assets for the years ended December 31, 2019 and 2018, respectively (see Note 7).

Goodwill and Indefinite Lived Intangible Assets—Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value‑based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”), the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying value, then no impairment is recognized. If the carrying value recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the year ended December 31, 2019. For the year ended December 31, 2018 it was determined that the carrying value of goodwill exceeded its fair value. Accordingly, the Company recognized a goodwill impairment charge of $86.3 million for the year ended December 31, 2018 (see Note 7).

In‑Process Research and Development (“IPR&D”) intangible assets represent the value assigned to acquired Research & Development (“R&D”) projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. These assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting each asset and related cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. If applicable, upon abandonment of the IPR&D product, the assets are reduced to zero. IPR&D is assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the fair value of the IPR&D is less than its carrying amount, an impairment is recognized for the difference. The Company did not recognize an impairment charge to IPR&D for the year ended December 31, 2019 and recognized impairment charges to IPR&D of $7.6 million for the year ended December 31, 2018 (see Note 7).

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

In‑Process Research and Development—In‑process research and development represent the fair value assigned to incomplete research projects that the Company acquires through business combinations or developed internally which, at that time, have not reached technological feasibility. Intangible assets associated with IPR&D projects are not amortized until regulatory approval is obtained and product is launched, subject to certain specified conditions and management judgment. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated. During the years ended December 31, 2019 and 2018, $19.7 million and $7.6 million, respectively, of IPR&D was transferred to Product Rights as the products in development are approved for sale and placed into service (see Note 8). Such amounts will be amortized over their respectful estimated useful lives of 7 and 10 years.    At that time an evaluation of fair value was performed immediately prior to such transfer and no impairments were recognized at that time.

Research and Development Costs—Research and development costs are expensed as incurred. These expenses include the costs of proprietary efforts, as well as costs incurred in connection with certain licensing arrangements. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved.

Advertising—Advertising expense consists primarily of print media promotional materials. Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2019 and 2018 amounted to $8.5 million and $6.2 million, respectively.

Share‑based Compensation—The Company recognizes share‑based compensation expense for all options and other arrangements within the scope of ASC 718, Stock Compensation. Share‑based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized using the straight‑line method over the employee’s requisite service period. Compensation for share‑based awards with vesting conditions other than service are recognized at the time that those conditions will be achieved. Forfeitures are recognized as they are incurred.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, ASU 2016-16 requires recognition of the current and deferred income tax effects of an intra-entity asset transfer, other than inventory, when the transfer occurs, which requires companies to defer the income tax effects of intra-entity asset transfers until the asset has been sold to an outside party. The income tax effects of intra-entity inventory transfers will continue to be deferred until the inventory is sold. The standard was required to be adopted on a modified retrospective basis with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The Company adopted this standard on January 1, 2018.  As a result, there was an increase to Partner’s capital and a decrease to Other long-term liabilities in the amount of $1.0 million.

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

In March 2018, the FASB issued ASU 2018‑05, Income Taxes (Topic 740) — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018‑05”). This standard amends Accounting Standards Codification 740, Income Taxes (“ASC 740”) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one‑year measurement period from the Tax Act enactment date. The amendments are effective upon addition to the FASB Accounting Standards Codification. This standard was effective upon issuance. The Company has evaluated the impact from the Tax Cut and Jobs Act pursuant to SAB 118, see Note 16 for further disclosures.

The FASB issued ASU 2016‑02, “Leases (Topic 842)” in February 2016 and subsequent ASUs in 2018 and 2019 (collectively referred to as “Topic 842”) on the treatment of leases, which guidance is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted. Under Topic 842, lessees will be required to recognize the following for all leases (with the exception of short‑term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Entities are allowed to apply Topic 842 using a modified retrospective transition either 1) retrospectively to each reporting period presented in the financial statements with the cumulative effect adjustment recognized at the beginning of the earliest comparative period; or 2) retrospectively at the beginning of the period of adoption through a cumulative-effective adjustment. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective basis with a cumulative-effect adjustment at the beginning of the period of adoption and therefore did not revise prior period information or disclosure. Further, the Company elected the package of practical expedients upon transition that allows the Company not to reassess the lease classification for expired and existing leases, whether initial direct costs qualify for capitalization for any expired or existing leases or whether any expired contracts are or contain leases. The adoption of Topic 842 resulted in the recognition of operating leases and lease liabilities of approximately $6.2 million on the consolidated balance sheet as of January 1, 2019. The operating leases and lease liabilities primarily related to real estate leases.

The impact of the adoption of Topic 842 on the accompanying condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adoption adjustment	January 1, 2019
Operating lease assets	$—	$6,245	$6,044
Deferred rent liability	201	(201)	—
Current portion of lease liability	—	1,709	1,709
Long-term portion of lease liability	—	4,536	4,536

In February 2018, the FASB issued ASU 2018‑02, Income Statement — Reporting Comprehensive Income (Topic 220) — Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. This standard was effective for the Company for annual periods beginning after December 15, 2018 and was required to be applied either in the period of adoption or retrospectively. This standard was adopted as of January 1, 2019 and there was no material impact to the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company has evaluated this new accounting standard and determined there was no material impact upon adoption on January 1, 2020.

Note 3. Revenues

The Company’s performance obligations are to provide its pharmaceutical products based upon purchase orders from distributors. The performance obligation is satisfied at a point in time, typically upon delivery, when the customer obtains control of the pharmaceutical product. The Company invoices its customers after the products have been delivered and invoice payments are generally due within 30 to 60 days of invoice date.

The following table disaggregates revenue from contracts with customers by pharmaceutical products (in thousands):

	Year Ended December 31,
Pharmaceutical Product	2019	2018
Venlafaxine ER	$75,601	$66,039
Methylphenidate ER	73,205	129,469
Lorzone	15,004	17,172
Divigel	26,794	23,314
OB Complete	9,851	10,510
Other	35,017	14,894
Net product sales	235,472	261,398
Royalty revenue	3,641	1,959
License and contract revenue	918	344
Total revenues	$240,031	$263,701

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of December 31, 2019 and 2018. Upon adoption of ASC Topic 606, the Company did not have any contract assets or liabilities. The Company has elected to apply the exemption under paragraph 606‑10‑50‑14(a) related to remaining performance obligations as all open purchase orders are expected to be satisfied with a period of one year from the date of the purchase order.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of December 31, 2019. The Company has no costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs.

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

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2019	2018
Gross trade accounts receivable
Trade accounts receivable	$70,958	$146,420
Royalty accounts receivable	702	239
Other receivable	2,186	1,562
Less reserves for:
Chargebacks	(14,624)	(38,861)
Commercial rebates	(13,579)	(49,232)
Discounts and allowances	(1,591)	(3,510)
Doubtful accounts	(138)	(194)
Total trade accounts receivable, net	$43,914	$56,424

For the years ended December 31, 2019 and 2018, the Company recorded the following adjustments to gross product sales (in thousands):

	Year Ended December 31,
	2019	2018
Gross product sales	$764,267	$948,561
Less provisions for:
Chargebacks	(345,366)	(365,043)
Government and managed care rebates	(20,092)	(18,582)
Commercial rebates	(147,173)	(257,917)
Product returns	3,932	(20,492)
Discounts and allowances	(15,719)	(20,246)
Advertising and promotions	(4,377)	(4,883)
Net product sales	$235,472	$261,398

For the years ended December 31, 2019 and 2018, the activity in the Company’s allowance for customer deductions against trade accounts receivable is as follows (in thousands):

			Discounts
		Commercial	and	Doubtful
	Chargebacks	Rebates	Allowances	Accounts	Total
Balance at December 31, 2017	$32,342	$39,233	$3,485	$2,081	$77,141
Provision	365,043	257,917	20,246	(1,771)	641,435
Charges processed	(358,524)	(247,918)	(20,221)	(116)	(626,779)
Balance at December 31, 2018	$38,861	$49,232	$3,510	$194	$91,797
Provision	345,366	147,173	15,719	(190)	508,068
Charges processed	(369,603)	(182,826)	(17,638)	134	(569,933)
Balance at December 31, 2019	$14,624	$13,579	$1,591	$138	$29,932

The annual activity in the Company’s accrued liabilities for customer deductions by account for the years ended December 31, 2019 and 2018, is as follows (in thousands):

		Government and
	Product	Managed Care
	Returns	Rebates	Total
Balance at December 31, 2017	$43,299	$14,152	$57,451
Provision	20,492	18,582	39,074
Charges processed	(15,327)	(22,753)	(38,080)
Balance at December 31, 2018	$48,464	$9,981	$58,445
Provision	(3,932)	20,092	16,160
Charges processed	(11,075)	(25,206)	(36,281)
Balance at December 31, 2019	$33,457	$4,867	$38,324

Provisions and utilizations of provisions activity in the current period which relate to the prior period revenues are not provided because to do so would be impracticable. The Company's current systems and processes do not capture the chargeback and rebate settlements by the period in which the original sales transaction was recorded. The Company uses a combination of factors and applications to estimate the dollar amount of reserves for chargebacks and rebates at each month end. Variable consideration is included in the transaction price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved.  The Company regularly monitors the reserves based on an analysis of the Company’s product sales and most recent claims, wholesaler inventory, current pricing, and anticipated future pricing changes. If amounts are different from the estimate due to changes from estimated rates, accrual rate adjustments are considered prospectively when determining provisions in accordance with authoritative U.S. GAAP. During the year ended December 31, 2019, adjustments due to changes in estimates were necessary based on actual product returns experience, resulting in a decrease of $25.3 million, to the product returns reserve and a corresponding benefit to the net product sales recognized.

Note 5. Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Finished goods	$15,319	$15,577
Work in process	778	1,139
Raw materials and supplies	5,208	7,667
	$21,305	$24,383

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. The activity in the allowance for excess and obsolete inventory account for the years ended December 31, 2019 and 2018, was as follows (in thousands):

	December 31,	December 31,
	2019	2018
Balance at beginning of period	$1,561	$3,067
Provision	2,322	2,926
Charges processed	(2,814)	(4,432)
Balance at end of period	$1,069	$1,561

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in thousands):

	Year Ended
	December 31,	December 31,
	2019	2018
Land	$2,120	$2,120
Buildings	11,643	11,568
Leasehold improvements	3,423	2,109
Machinery	16,034	13,852
Furniture, fixtures and equipment	1,388	1,448
Computer hardware and software	8,508	6,984
	43,116	38,081
Accumulated depreciation	(14,292)	(10,236)
	28,824	27,845
Construction in progress	1,414	3,418
	$30,238	$31,263

Depreciation expense was $4.4 million and  $4.5 million for the years ended December 31, 2019 and 2018, respectively. There is approximately $1.9 million of remaining construction in progress expenditures to substantially complete the projects.

Note 7. Goodwill and Other Intangible Assets

The Company tests goodwill and indefinite‑lived intangible assets for impairment annually as of October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. As further described below, in December 2018, changes in events and circumstances made it more likely than not goodwill had been impaired. As a result we recognized a goodwill impairment charge of $86.3 million. The following table sets forth the carrying value of goodwill as of December 31, 2017, 2018 and 2019, respectively (in thousands).

Goodwill
December 31, 2017	$187,173
Impairments	(86,318)
December 31, 2018	$100,855
Impairments	—
December 31, 2019	$100,855

The following tables sets forth the major categories of the Company’s intangible assets and the weighted‑average remaining amortization period as of December 31, 2019 and 2018, for those assets that are not already fully amortized (in thousands):

	December 31, 2019
					Weighted
					Average
					Remaining
	Gross			Net	Amortization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
Distribution Rights	$98,433	$(22,291)	$(64,719)	$11,423	10.1
Product Rights	348,600	(152,348)	(146,033)	50,219	3.1
Tradenames	13,485	(3,035)	—	10,450	15.0
Developed Technology	125,461	(34,572)	(72,995)	17,894	10.9
IPR&D	64,000	—	—	64,000	Indefinite Lived
	$649,979	$(212,246)	$(283,747)	$153,986

The gross carrying amount of $28.3 million and $10.4 million of accumulated amortization for assets that have been fully impaired in the table above is inclusive as of December 31, 2019.

	December 31, 2018
					Weighted
					Average
	Gross			Net	Remaining
	Carrying	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (Years)
Distribution Rights	$98,433	$(17,229)	$—	$81,204	12.0
Product Rights	326,530	(109,057)	—	217,473	4.0
Tradenames	13,485	(2,329)	—	11,156	16.0
Developed Technology	138,134	(30,974)	(10,303)	96,857	12.6
IPR&D	91,300	—	(7,600)	83,700	Indefinite Lived
	$667,882	$(159,589)	$(17,903)	$490,390

The gross carrying amount of $17.9 million and $6.2 million of accumulated amortization for assets that have been fully impaired in the table above is inclusive as of December 31, 2018.

Changes in intangible assets during the years ended December 31, 2017, 2018 and 2019, were as follows (in thousands):

	Distribution	Product		Developed
	Rights	Rights	Tradenames	Technology	IPR&D	Total
December 31, 2017	$88,543	$276,628	$11,862	$117,056	$91,300	$585,389
Amortization	(7,339)	(59,155)	(706)	(9,896)	—	(77,096)
Impairments	—	—	—	(10,303)	(7,600)	(17,903)
December 31, 2018	$81,204	$217,473	$11,156	$96,857	$83,700	$490,390
Amortization	(5,062)	(40,921)	(706)	(5,968)	—	(52,657)
Impairments	(64,719)	(146,033)	—	(72,995)	—	(283,747)
Reclassifications(A)	—	19,700	—	—	(19,700)	—
December 31, 2019	$11,423	$50,219	$10,450	$17,894	$64,000	$153,986

(A)

IPR&D in the amount of $19.7 million related to Osmolex ER was reclassified to Product Rights in the first quarter of 2019 when the product was launched.  Osmolex ER was fully impaired during the second quarter of 2019.

As part of the Company’s goodwill and intangible asset impairment assessments and when IPR&D assets are put into service, the Company estimates the fair values of the intangible assets using an income approach that utilizes a discounted cash flow model, or, where appropriate, a market approach. The discounted cash flow models are dependent upon our estimates of future cash flows and other factors. These estimates of future cash flows involve assumptions concerning (i) future operating performance, including future sales, long‑term growth rates, operating margins, variations in the amounts, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to the estimated cash flows for the Company’s October 1, 2019 and 2018 annual goodwill and indefinite‑lived intangible assets impairment test ranged from 16.5% to 14.0%, respectively, depending on the overall risk associated with the particular assets and other market factors. The Company believes the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments, if any, are recorded to Impairment of intangible assets in the Consolidated Statements of Operations and Comprehensive Loss.

In December 2018, we determined that, subsequent to our annual impairment testing, circumstances and events related to pricing on certain of our generic assets together with our decision to discontinue commercialization of a developed technology asset, and discontinue development of an IPR&D asset, made it more likely than not that goodwill had become impaired. As a result, we performed an assessment of goodwill as of December 31, 2018. Based on the results of this assessment, it was determined that the carrying value of goodwill exceeded its fair value by approximately $86.3 million and an impairment charge was recognized for the year end December 31, 2018. There was no impairment charge recognized for the year end December 31, 2019.

During 2019, we recognized impairments of finite-lived intangible assets of $283.7 million, consisting primarily of write-downs to fair value of methylphenidate ER, VERT, Osmolex ER, and Corvite of $128.1 million, $137.7 million, $17.7 million, and $0.2 million, respectively.  Methylphenidate ER tablets and VERT were impaired due to lower revenues reflecting an increasingly competitive environment which deteriorated pricing and volumes; Osmolex ER was impaired due to underperforming revenue expectations subsequent to the launch of the product; and Corvite due to the discontinuation of the product.  In the third and fourth quarter of 2019 we also recognized an impairment of finite-lived development technology and distribution rights for VERT of $73.0 million and $64.7 million, respectively, due to approvals of competing products which deteriorated pricing and volumes.

Amortization expense was $52.7 million and $77.1 million for the years ended December 31, 2019 and 2018, respectively.

The amortization expense of acquired intangible assets for each of the following five years are expected to be as follows (in thousands):

Amortization
Years ending December 31	Expense
2020	$17,450
2021	17,161
2022	12,685
2023	11,805
2024	10,682
Thereafter	20,203
Total	$89,986

Note 8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued product returns	$33,457	$48,464
Accrued royalties	3,649	3,598
Accrued compensation	10,998	8,673
Accrued government and managed care rebates	4,867	9,981
Accrued research and development	3,028	8,338
Accrued expenses and other liabilities	8,477	7,363
Customer coupons	777	719
Deferred revenue	—	101
Total	$65,253	$87,237

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

Note 9. Leases

The Company leases office space in Bridgewater, New Jersey for its principal offices under two non‑cancelable leases that expire in July 2022 and November 2023, in addition to office and warehouse space in various domestic and international locations.  The Company also leases certain vehicles and equipment under operating leases.  As of December 31, 2019, the Company’s operating leases had remaining lease terms ranging from 0.6 years to 4.0 years and certain leases include renewal options to extend the lease for up to 5 years.

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

Our lease assets and liabilities were classified as follows on our Condensed Consolidated Balance Sheet at December 31, 2019 (in thousands):

Leases	Classification	Balance at December 31, 2019
Assets
Operating	Operating Lease Assets	$4,983
Finance	Property, plant and equipment, net	188
Total leased assets		$5,171

Liabilities
Current
Operating	Current portion of lease liability	$2,062
Finance	Current portion of obligations under finance leases	127

Non-current
Operating	Long-term portion of lease liability	3,116
Finance	Long-term portion of obligations under finance leases	44
Total lease liabilities		$5,349

The Company recognizes lease expense on a straight-line basis over the lease term.  The components of lease cost are as follows  (in thousands):

Lease Cost	Classification	Year ended December 31, 2019
Operating lease cost	SG&A expenses	$1,926
	R&D expenses	139
	Cost of goods sold	366

Finance lease cost
Amortization of leased assets	Depreciation and amortization	130
Interest on lease liabilities	Interest expense	4
Total lease cost		$2,565

Total rent expense charged to selling, general and administrative expenses was $1.9 million and $1.0 million for the years ended December  31, 2019 and 2018, respectively. Total rent expense charged to research and development was

$0.1 million and $0.2 million for the years ended December  31, 2019 and 2018, respectively. The rent expense charged to cost of goods sold was $0.4 million and $0.3 million for the years ended December  31, 2019 and 2018, respectively.

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the leases as follows (in thousands):

Years ending December 31	Operating Leases
2020	$2,285
2021	1,892
2022	929
2023	490
Total lease payments	5,596
Less: interest	418
Present value of lease payments	$5,178

The Company has future minimum lease payments required under the finance leases of $0.2 million less interest expense of less than $0.1 million for total present value lease payments of $0.2 million for the years ended December 31, 2020 through December 31, 2022.

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows (in thousands):

Lease Term and Discount Rate	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	2.86
Finance leases	1.33

Weighted average discount rate
Operating leases	5.26%
Finance leases	1.81%

Other Information	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,431)
Operating cash flows from finance leases	(4)
Financing cash flows from finance leases	(130)

At December 31, 2018, the Company had $0.3 million of assets held under finance leases (net of accumulated amortization of $0.1 million) included in property, plant and equipment.

Amortization of assets held under the finance lease is included in depreciation expense as a component of selling, general and administrative expenses.

For the year ended December  31, 2019, the Company recorded $1.4 million of leased assets obtained in exchange for new operating lease liabilities and less than $0.1 million, respectively, of leased assets obtained in exchange for new finance lease liabilities. During the year ended December  31, 2019, the Company disposed of $0.4 million of leased assets.

Note 10. Financing Arrangements

The composition of the Company’s debt and financing obligations are as follows (in thousands):

	December 31,	December 31,
	2019	2018
CIT Bank, N.A. Term Loan, net of deferred financing costs of $3.4 million and $4.6 million as of December 31, 2019 and December 31, 2018, respectively	$267,950	$266,803
Note payable — insurance financing	—	1,774
Total debt and financing obligations	267,950	268,577
Less: current portion	—	(1,774)
Long-term debt	$267,950	$266,803

Term Loan

Concurrent with the closing of the Company's acquisition of Osmotica Holdings Corp Limited, the Company entered into a $160.0 million Term Loan (the "Term Loan") pursuant to a Credit Agreement dated February 3, 2016 (the "Term Loan Agreement") between the Company as borrower, certain other lenders and CIT Bank, N.A. ("CIT Bank") acting as administrative agent. The Term Loan is secured by certain assets of the Company, excluding certain intangibles and foreign property.

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

At the Company's election, for the Term A Loan, interest accrues on a Prime Rate/Federal Funds Effective Rate ("ABR Loan") or a LIBOR ("LIBOR Loan") rate in which the applicable rate per annum set forth below under the caption "ABR Spread" or "LIBOR Rate Spread," based upon the Total Leverage Ratio (as defined in the Third Amended Term Loan Agreement) as of last day of the most recently ended fiscal quarter is as follows:

Total Leverage Ratio	LIBOR Rate Margin	ABR Margin
Category 1	3.75%	2.75%
Greater than 2.00 to 1.00
Category 2	3.25%	2.25%
Equal to or less than 2.00 to 1.00

For Term B Loan, interest accrues with respect to any ABR Loan, 3.25% per annum, and with respect to any LIBOR Rate Loan, 4.25% per annum. As of December 31, 2019 and 2018, the interest rates were 5.79% and 6.09% for Term A Loan and 6.29% and 6.59% for Term B Loan, respectively.

The Third Amended Term Loan Agreement contains covenants that require the Company to deliver quarterly and annual financial statements along with certain supplementary financial information and schedules and ratios. The Third Amended Term Loan Agreement also contains covenants that limit the ability of the Company to, among other things: incur additional indebtedness; incur liens; make investments; make payments on indebtedness; dispose of assets; enter into merger transactions; and make distributions. In addition, the Company shall not permit the total leverage ratio to be greater than 4.75:1.00 until March 31, 2020 at which time the total leverage ratio remains constant at a required 4.50:1.00. The total leverage ratio is the ratio, as of any date of determination, of (a) consolidated total debt, net of unrestricted cash and cash equivalents as of such date to (b) consolidated adjusted earnings before income taxes, depreciation and amortization ("Consolidated EBITDA") for the test period then most recently ended for which financial statements have been delivered. Also, the Company will not permit the fixed charge coverage ratio to fall below 1.25:1.0 beginning on March 31, 2018 through the final maturity date. The fixed charge coverage ratio, as of the date of determination, is the ratio of (x) Consolidated EBITDA net of capital expenditures and cash taxes paid to (y) interest payments, scheduled principal payments, restricted payments and management fees paid to related parties. The Company obtained a waiver from CIT Bank in regard to its non-compliance of its covenant to deliver annual financial statements by April 2, 2018. The Company did not incur a waiver fee as a condition to the waiver. The Company was in compliance with all covenants of the Third Amended Term Loan Agreement as of December 31, 2019.

On October 31, 2018, the Company used a portion of the proceeds resulting from the IPO on October 22, 2018 to repay $50.0 million in aggregate of the outstanding principal amount and $1.8 million of accrued interest of indebtedness under the Company’s senior secured credit facilities.

The prepayments made on October 31, 2018 were as follows: (1) $42.3 million and  $1.5 million on Term Loan A outstanding principal and accrued interest, respectively, and (2) $7.7 million and $0.3 million on Term Loan B outstanding principal and accrued interest respectively. The prepayments were made on a pro rata basis which is consistent with the requirements of the Third Amendment. The prepayments were applied to the remaining scheduled installments of principal due in respect of the Term Loans of such class in direct order of maturity. As a result, there are no remaining scheduled installments of principal due in respect of the Term Loans until the final maturity date. The Company will continue to make interest payments accrued on the outstanding remaining balance through the date of maturity.

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

The Company incurred debt issuance costs associated with the Third Amendment. Pursuant to ASC 835-30-35-2, with respect to a note for which the imputation of interest is required, the difference between the present value and the face amount shall be treated as a discount or premium and amortized as interest expense or income over the life of the note in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period. As such, in accordance with ASC 835-30-35-2, the Company deferred and amortized the debt issuance costs amortized over the length of the Term Loan using the effective interest method. The balance of the debt issuance costs as of the date of the partial prepayment made on October 31, 2018 was $5.6.million.

As a result of the partial extinguishment, the Company has elected, as an accounting policy in accordance with ASC 470-50-40-2, to write off a proportionate amount of the unamortized fees at the time that the financing was partially settled in accordance with the terms of the Third Amendment. The unamortized debt issuance costs are allocated between the remaining original loan balance and the portion of the loan paid down on a pro-rata basis. At the time of repayment, the Company wrote off $0.9 million in debt issuance costs and recorded the expense in the accompanying Consolidated Statement of Operations and Comprehensive Loss.

Revolving Facility

Concurrent with the closing of the Company's acquisition of Osmotica Holdings Corp Limited, the Company entered into a Revolving Facility in an aggregate amount of $30.0 million (the "Revolving Facility") pursuant to a Credit Agreement dated February 3, 2016 between the Company as borrower, certain other lenders and CIT Bank, N.A. ("CIT Bank") acting as administrative agent, as discussed above. The Company incurred closing costs associated with the Revolving Facility in the amount of $1.1 million, which were deferred and amortized over the length of the Revolving Facility on a straight-line basis.

On December 21, 2017, the Company amended the Revolving Facility (the "Amended Revolving Facility"). Pursuant to the Amended Revolving Facility, CIT Bank and certain other lenders agreed to increase the revolving credit commitments up to $50.0 million. The Company accounted for the Amended Revolving Facility as a modification of debt in accordance with ASC 470-50, Debt — Modifications and Extinguishments and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. Lender fees incurred in the amount of $0.4 million were deferred and are amortized over the length of the Amended Revolving Facility on a straight-line basis.

The total amount available under the Revolving Facility includes a Swingline Loan and Letter of Credit subfacility, respectively, in an aggregate principal amount at any time outstanding not to exceed the lesser of (x) in the case of each of the Swingline Loan and Letter of Credit, $5.0 million and (y) the total revolving commitment, based on certain terms and conditions of the Credit Agreement.

The Company will be required to repay the Revolving Facility upon its expiration five years from issuance, subject to permitted extension, and will pay interest on the outstanding balance monthly based, at the Company's election, on an adjusted prime/federal funds rate ("ABR") or an adjusted LIBOR ("LIBOR"), in which the applicable rate per annum set forth below under the caption "ABR Spread" or "LIBOR Rate Spread," based upon the Total Leverage Ratio (as defined in the Credit Agreement) as of last day of the most recently ended fiscal quarter.  Additionally, the Company will pay a Commitment Fee based on the average daily unused revolving credit commitment.  The LIBOR Rate Margin, the ABR Margin and Commitment Fee are as follows:

Total Leverage Ratio	LIBOR Rate Margin	ABR Margin	Commitment Fee
Category 1	3.75%	2.75%	0.50%
Greater than 2.00 to 1.00
Category 2	3.25%	2.25%	0.38%
Equal to or less than 2.00 to 1.00

At December 31, 2019 and 2018, there were no outstanding borrowings or outstanding letters of credit. Availability under the Revolving Facility as of December 31, 2019, was $50.0 million.

Aggregated cumulative maturities of long-term obligations (including the incremental and existing Term Loan and the Revolving Facility), excluding deferred financing costs of $3.4 million, as of December 31, 2019 were (in thousands):

Maturities of Long-term
Years ending December 31,	Obligations
2020	$—
2021	—
2022	271,360
Total	$271,360

Note 11. Concentrations and Credit Risk

For the years ended December 31, 2019 and 2018, a significant portion of the Company’s gross product sales reported were through three customers, and a significant portion of the Company’s accounts receivable as of December 31, 2019 and 2018 were due from these customers as well. The following table sets forth the percentage of the Company’s gross sales and accounts receivable attributable to these customers for the periods indicated:

	Gross Product Sales
	Year Ended
	December 31,
	2019	2018
Amerisource Bergen	12%	7%
Cardinal Health	47%	55%
McKesson	38%	34%
Combined Total	97%	96%

	Gross Account
	Receivables
	December 31,	December 31,
	2019	2018
Amerisource Bergen	21%	6%
Cardinal Health	22%	61%
McKesson	51%	29%
Combined Total	94%	96%

Purchasing

For the year ended December 31, 2019,  three suppliers accounted for more than 92% of the Company’s purchases of raw materials for products that are manufactured by the Company.

Four suppliers accounted for more than 96% of the Company’s purchases of raw materials manufactured by the Company for the year ended December 31, 2018.

The Company purchases various API of finished products at contractual minimum levels through agreements with third parties. Individually, none of these agreements are material to the Company, therefore, the Company does not believe at this time that any of the purchase obligations represent levels above the normal course of business.

Sales by Product

For the years ended December 31, 2019 and 2018, one product accounted for 57% and 66%, respectively, of the Company's total gross product sales.

Royalty Sales

The following tables set forth the percentage of the revenues and accounts receivable recognized in connection with Company's royalty contracts for the years ended December 31, 2019 and 2018, respectively:

	Year Ended
	December 31, 2019
	Gross	Gross Royalty
	Royalty Revenue	Accounts Receivable
Customer 4	75%	93%
Customer 5	3%	NM %
Combined Total	78%	93%

NM-Not Meaningful

	Year ended
	December 31, 2018
	Gross	Gross Royalty
	Royalty Revenue	Accounts Receivable
Customer 4	36%	43%
Customer 5	31%	30%
Combined Total	67%	73%

Note 12.  Shareholders’ Equity

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

Ordinary Share Repurchase Program

In September 2019, the Company’s board of directors authorized the repurchase of up to 5,251,892 ordinary shares pursuant to a share repurchase program. Purchases under the ordinary share repurchase program can be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including the price of our ordinary shares, our business and market conditions. The Company expects to retire ordinary shares acquired under the repurchase program. For the year ended December 31, 2019, the Company repurchased 673,182 ordinary shares for an aggregate of $2.8 million.

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

The Company accounts for employee stock purchases made under its ESPP using the estimate grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized $31,619 of compensation expense for the year ended December 31, 2019. The Company values ESPP shares using the Black-Scholes model.

As of December 31, 2019, there were no unrecognized ordinary share compensation expense related to the ESPP. There were no ordinary shares issued under the ESPP during the year ended December 31, 2019. On January 2, 2020, the Company issued 29,351 ordinary shares to the employees who participated in the ESPP during the offering period ended December 31, 2019.

Share-based Compensation

The estimated fair value of the options is expensed over the requisite service period, which is generally the vesting period on a graded vesting basis. The compensation cost that has been charged against income for those incentive plans was $4.9 million for the year ended December 31, 2019 and $2.0 million for the year ended December 31, 2018, $1.2 million of which related to share based compensation incurred prior to the IPO related to the fiscal year 2018. The total income tax benefit recognized in the statement of operations and comprehensive loss for share-based compensation arrangements was $1.4 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively. The conversion of the Performance Awards issued under the 2016 Plan to Time Awards upon IPO under the Amended 2016 Plan was accounted for as a modification where the fair value of such awards determined on a modification date, or the IPO date is being recognized over their remaining vesting period.

Share-Based Award Activity

A summary of option activity granted under the 2016 Plan and the Amended 2016 Plan as of December 31, 2019, and changes during the year then ended is presented below:

2016 Equity Incentive Plan				Weighted	Weighted
				Average	Average
	Number of Units			Exercise	Contractual
	Time	Performance	Total	Price	Term
Outstanding at December 31, 2017	36,100	36,100	72,200	$—	8.3 years
Granted	—	—	—	—
Exercised	—	—	—	—
Expired / Forfeited	(900)	(900)	(1,800)	640
Outstanding at date of conversion	35,200	35,200	70,400	641
Unit options converted to share options	1,507,786	1,507,786	3,015,572	14.96
Performance options modified to time options	1,507,786	(1,507,786)	—	14.96
Granted	—	—	—	—
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at December 31, 2018	3,015,572	—	3,015,572	—	7.5 years
Vested Options at December 31, 2018	720,131	—	720,131	$14.96	7.4 years
Granted	—	—	—	—
Exercised	—	—	—	—
Expired / Forfeited	(55,686)	—	(55,686)	—
Outstanding at December 31, 2019	2,959,886	—	2,959,886	—	6.4 years
Vested Options at December 31, 2019	1,459,005	—	1,459,005	$14.96	6.4 years

There were no options granted during 2019 under the 2016 Plan. The weighted-average grant-date fair value of options granted during 2018 under the 2016 Plan was $184.69. The intrinsic value of options under the 2016 Plan outstanding at December 31, 2019 was $0.   The fair value of options vested under the 2016 Plan  during the years ended December 31, 2019 and 2018 were $6,431 and $3,698, respectively.

A summary of option activity granted under the 2018 Plan as of December 31, 2019, and changes during the year then ended is presented below:

				Weighted	Weighted
				Average	Average
	Number of Shares			Exercise	Contractual
	Time	Performance	Total	Price	Term
Outstanding at December 31, 2017	—	—	—	—
Granted	179,700	—	179,700	$7.00
Exercised	—	—	—	—
Expired / Forfeited	(1,100)	—	(1,100)	7.00
Outstanding at December 31, 2018	178,600	—	178,600	$—	9.8 years
Granted	—	—	—	—
Exercised	—	—	—	—
Expired / Forfeited	(44,400)	—	(44,400)	$7.00
Outstanding at December 31, 2019	134,200	—	134,200	—	8.7 years
Vested Options at December 31, 2019	—	—	—

The weighted-average grant-date fair value of options granted during 2018 under the 2018 Plan was $3.82. There were no options granted during 2019.

As of December 31, 2019,  there was $2.2 million of total unrecognized compensation cost related to nonvested options granted under the Incentive Plans. That cost is expected to be recognized over a weighted-average period of 8.7 years.

The fair value of option awards is estimated using the Black-Scholes option-pricing model. Exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. There were no options granted during 2019. Options granted or modified under the 2016 Plan and 2018 Plan during the years ended December 2018 were valued using the Black-Scholes option-pricing model with the following assumptions:

December 31,
2018
Expected volatility	50% - 63.1%
Risk-free interest rate	3.03% - 3.11%
Expected dividend yield	—%
Expected life of options in years	5.02 - 7.00

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

For all periods prior to the IPO, our Board of Directors has determined the fair value of the common unit underlying our option with assistance from management and based upon information available at the time of grant. Prior to our IPO, given the absence of a public trading market for our common units, estimating the fair value of our common units was based on the actual operational and financial performance, current business conditions and discounted cash flow projections. The estimated fair value of our common units, prior to our IPO was adjusted for lack of marketability and control existing at the grant date.

Restricted Stock Units

During 2019 we granted restricted stock units, or RSUs, covering an equal number of our ordinary shares to employees and certain directors with a weighted average grant date fair value of $7.19. The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of the RSUs is recognized ratably over the vesting period of four years for employees and one to three years for directors. As of December 31, 2019 total compensation cost not yet recognized related to unvested RSUs was $8.0 million which is expected to be recognized over a weighted average period of 3.2 years.

The following table summarizes the information as of December 31, 2019 and activity during 2019 related to our RSUs:

			Weighted-
		Weighted-	Average Remaining
	Number of	Average Grant	Contractual Term
	RSUs	Date Fair Value	(Years)
Outstanding at January 1, 2019	—	$—	—
RSUs granted	1,486,020	7.19	—
RSUs released	—	—	—
RSUs forfeited	(51,787)	7.18	—
Outstanding at December 31, 2019	1,434,233	$7.19	3.2

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares and units outstanding as they would have been anti‑dilutive at December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Restricted stock units	—	—
Options to purchase ordinary shares	3,093,786	3,193,072
Shares to be purchased through employee stock purchase plan	29,550	—

Note 14. Commitments and Contingencies

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

Royalty Obligations

The Company has agreements with third parties that require the Company to make minimum royalty payments on a calendar year basis.

The following table lists the Company’s enforceable and legally binding royalty obligations as of December 31, 2019 (in thousands):

Royalty Obligations
Less than 1 year	$1,188
1 to 3 years	3,000
3 to 5 years	2,000
More than 5 years	1,083
Total	$7,271

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

The Company has no enforceable and legally binding purchase obligations as of December 31, 2019.

Defined Contribution Plan

Vertical/Trigen and Legacy Osmotica both had a defined contribution plan under Section 401(k) of the Internal Revenue Code ("IRC") as of December 31, 2016 pursuant to the Merger (the "Contribution Plans"). The employees of the respective companies are eligible to participate in the Contribution Plans. Participants may contribute amounts through payroll deductions not to exceed IRC limitations. For the year ended December 31, 2016, the Vertical/Trigen Plan provided for nonelective employer contributions equal to 3% of basic compensation. The separate Contribution Plans were merged into one plan effective January 1, 2017. Effective January 1, 2017, the plan provides for employer matching contributions equal to 100% of each employee's elective deferrals up to 3% of base salary, plus 50% of each employee's elective deferrals between 3% and 5% of base salary. For the years ended December 31, 2019 and 2018, the Company recognized expenses related to its contributions under the Plan of $1.3 million and $1.1 million, respectively.

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

On February 16, 2018, the Company received FDA approval for its amantadine extended release tablets under the trade name Osmolex ER. On that same date the Company filed in the Federal District Court for the District of Delaware a Complaint for Declaratory Judgment of Noninfringement of certain patents owned by Adamas Pharmaceuticals, Inc. (Osmotica Pharmaceutical US LLC and Vertical Pharmaceuticals, LLC vs. Adamas Pharmaceuticals, Inc. and Adamas Pharma, LLC). Adamas was served with the Complaint on February 21, 2018. Adamas filed an answer on April 13, 2018 denying the allegations in the Complaint and reserving the ability to raise counterclaims as the litigation progresses. On September 20, 2018, Adamas filed an amended answer to the Company’s Complaint for Declaratory Judgment of Noninfringement, with counterclaims alleging infringement of certain patents included in the Company’s Complaint and requesting that the court grant Adamas damages, injunctive relief and attorneys’ fees. The action is ongoing but was stayed on May 23, 2019 at the parties’ joint request.

On April 30, 2019, the Company was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints names the Company, certain of the Company’s directors and officers and the underwriters of the Company’s initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for the Company’s initial public offering of ordinary shares. On July 22, 2019, the plaintiffs filed an amended complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. The Company disputes the allegations in the complaint and intends to vigorously defend against the action. However, this litigation matter is still in an early stage and there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action, which could adversely affect the Company’s results of operations and financial condition.

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

The Company follows the Income Taxes topic of ASC 740, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The loss before income taxes and the related tax benefit are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Loss before income taxes
U.S. operations	$140,664	$52,759
Non-U.S. operations	157,358	65,905
Total loss before income taxes	298,022	118,664
Current provision
Federal	(1,387)	(2,903)
State	292	(1,538)
Foreign	(791)	(2,089)
Total current tax expenses	(1,886)	(6,530)
Deferred benefit
Federal	15,396	7,828
State	712	4,005
Foreign	12,899	3,680
Total deferred tax benefit	29,007	15,513
Total benefit for income taxes	$27,121	$8,983

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2019 and 2018 respectively are as follows:

	December 31,	December 31,
	2019	2018
Federal tax at 21% statutory rate	21.00%	21.00%
State and local income taxes, net of federal benefit	0.91%	1.68%
Differences in tax effects on foreign income	(6.43)%	(10.08)%
Federal tax credits	0.59%	4.54%
Uncertain tax positions — interest & penalties	0.04%	0.13%
Change in valuation allowance	(7.02)%	0.00%
Permanent adjustments	0.00%	(8.46)%
Other	0.01%	(1.24)%
Effective tax rate	9.10%	7.57%

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial statement purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at December 31, 2019 and 2018 respectively are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Accounts receivable	$31	$44
Accrued expenses	9,535	12,640
Inventory	243	491
Investment in partnership	8,696	9,537
Net operating losses	2,627	2,820
Operating lease liabilities	1,121	—
Tax credits	3,249	4,617
Share compensation	1,399	439
Other	1,685	1,229
Less: valuation allowance	(21,216)	(298)
Deferred tax liabilities:
Prepaid expenses	(689)	(828)
Property plant & equipment	(3,252)	(3,002)
Operating lease assets	(1,115)	—
Intangible assets	(3,814)	(55,983)
Total deferred income taxes	$(1,500)	$(28,294)

Included in the deferred tax balances above is a net deferred tax asset of $4.6 million and deferred tax liability of $30.3 million, respectively for 2019 and 2018 related to the assets and liabilities in Vertical/Trigen Holdings, LLC, which is a partnership for Federal income tax purposes. The Company owns in aggregate 100% of Vertical/Trigen Holdings, LLC and the assets and liabilities of this entity are included in the consolidated financial statements of the Company.

As of December 31, 2019 and 2018, the Company had a federal net operating loss carryover of $2.2 million and $3.3 million, respectively and net operating loss carryovers in certain foreign tax jurisdictions of approximately $9.9 million and $22.4 million, respectively which will begin to expire in 2022. At December 31, 2019 and 2018, the Company had total tax credit carryovers of approximately $4.5 million and $4.6 million primarily consisting of Federal Orphan Drug Tax Credit carryovers. These credit carryovers begin to expire in 2037. The Company assesses the realizability of the deferred tax assets at each balance sheet date based on actual and forecasted operating results in order to determine the proper amount, if any, required for a valuation allowance. As of December 31, 2019 and 2018, the Company maintains valuation allowances on deferred tax assets applicable to entities in the United States and foreign jurisdictions for which separate income tax returns are filed, where realization of the related deferred tax assets from future profitable operations is not reasonably assured. In 2019, the valuation allowance increased by $21.0 million.

The Company files income tax returns in U.S. federal, state and certain international jurisdictions. For federal and certain state income tax purposes, the Company's 2014 through 2018 tax years remain open for examination by the tax authorities under the normal statute of limitations. For certain international income tax purposes, the Company's 2010 through 2018 tax years remain open for examination by the tax authorities under the normal statute of limitations.

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

A reconciliation was completed of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for December 31, 2019 and 2018. It is not anticipated that the amount of unrecognized tax benefits will materially change in the next 12 months. If recognized, the total amount of unrecognized benefits of $2.7 million would have no impact on the effective tax rate.

	December 31,	December 31,
	2019	2018
Unrecognized tax benefits beginning balance	$2,218	$1,647
Additions related to current period tax positions	459	571
Unrecognized tax benefits ending balance	$2,677	$2,218

The Company classifies interest expense related to unrecognized tax benefits as componenets of the tax provision for income taxes.  Interest and penalties recognized in the consolidated income statement as of December 31, 2019 resulted in a decrease of $0.1 million as of December 31, 2019 and in an increase of $0.1 million as of December 31, 2018.  As of December 31, 2019 and 2018 the Company has recorded accrued interest of $0.2 million and $0.3 million, respectively.

Note 16. Related Parties

Prior to the Company’s initial public offering, it paid quarterly advisory, monitoring fees and any other related expenses to certain shareholders. The Company had accrued less than $0.1 million and $0.1 million as liabilities, as of December 31, 2019 and December 31, 2018, respectively, and had recognized  $0.1 million and $1.1 million of related expense for the years ended December 31, 2019 and 2018, respectively, related to these expenses. Further, the Company leases its Argentina office and warehouse space facilities through a related party lease. The term of the operating lease is through December 31, 2020. For the years ended December 31, 2019 and 2018, the Company incurred rent expense of $0.2 million and $0.2 million, respectively.

On August 22, 2018, the Company entered into a Master Service Agreement with United Biosource, LLC or UBC, an Avista portfolio company, for prescription processing and patient access services. In November 2018, the Company and UBC entered into a Statement of Work for services valued at approximately $2.4 million. The Company had accrued less than $0.1 million of liabilities related to this agreement as of December 31, 2019 and had recognized $1.9 million of related expense for the year ended December 31, 2019.  There were no accruals or expenses recognized for the year ended December 31, 2018 related to these expenses.

In 2016 the Company entered into a two‑year consulting agreement with two Vertical/Trigen shareholders. The term of the agreement requires a compensation rate of $20,833 per month and is a component of the selling, general and administrative expenses. This agreement terminated in January 2018.

Note 17. Subsequent Events

On January 13, 2020 we completed a follow-on equity offering and allotted 6,900,000 ordinary shares at a public offering price of $5.00 per share.  The number of shares issued in this offering reflected the exercise in full of the underwriters’ option to purchase 900,000 ordinary shares.  The aggregate net proceeds from the follow-on offering were approximately $31.8 million after deducting underwriting discounts and commissions and offering expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding our executive officers is set forth at the end of Part I, Item 1 of this Form 10-K under the heading, “Information about our Executive Officers.”  The remaining information required with respect to this Item 10 is incorporated by reference to the information to be contained in our Proxy Statement for the 2020 Annual Meeting of Shareholders, or the Proxy Statement.

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

Business Combination Agreement, dated as of December 3, 2015, among Osmotica Holdings Corp Limited, the shareholders of Osmotica Holdings Corp Limited party thereto, Altchem Limited, Vertical/Trigen Holdings, LLC, the shareholders of Vertical/Trigen Holdings, LLC party thereto, Avista Capital Partners III GP, LP, and Osmotica Holdings S.C.Sp. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

3.1

Memorandum and Articles of Association Osmotica Pharmaceuticals plc (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 28, 2019, Commission File No. 001-38709)

4.1		Shareholders' Agreement (incorporated by refence to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 28, 2019, Commission File No. 001-38709)

4.2		Form of Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

4.3		Description of Osmotica Securities

10.1	†

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

10.24	+

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.25	+

Form of Osmotica Holdings US LLC Director and Corporate Secretary Indemnification Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.26	+

Form of Nonqualified Option Award Agreement under the Osmotica Pharmaceuticals plc 2018 Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.27	+

Osmotica Pharmaceuticals plc 2018 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.28	+

Form of Nonqualified Option Award Agreement under the Amended and Restated Osmotica Pharmaceuticals plc 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.29	+

Amended and Restated Osmotica Pharmaceuticals plc 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.30	+

Osmotica Pharmaceuticals plc 2018 Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.31	+

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

10.35	+	Employment Agreement, dated December 16, 2013, by and between Vertical/Trigen Opco, LLC and Christopher Klein

10.36	+	Form of Initial Retainer Agreement (In Lieu of Equity Awards) with Osmotica Pharmaceuticals plc Directors

10.37	+	Form of Additional Annual Retainer Agreement (In Lieu of Equity Awards) with Osmotica Pharmaceuticals plc Directors

21.1		Subsidiaries of Osmotica Pharmaceuticals plc

23.1		Consent of Ernst & Young LLP independent registered public accounting firm

23.2		Consent of BDO USA, LLP independent registered public accounting firm

31.1		Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Osmotica Pharmaceuticals plc

Dated: March 19, 2020	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2020.

Signatures	Capacity in Which Signed

/s/ Brian Markison	Chief Executive Officer and Director (Chairman)
Brian Markison	(Principal Executive Officer)

/s/ Andrew Einhorn	Chief Financial Officer
Andrew Einhorn	(Principal Financial Officer and Accounting Officer)

/s/Michael DeBiasi	Director
Michael DeBiasi

/s/ David Burgstahler	Director
David Burgstahler

/s/ Gregory L. Cowan	Director
Gregory L. Cowan

/s/ Carlos Sielecki	Director
Carlos Sielecki

/s/ Sriram Venkataraman	Director
Sriram Venkataraman

/s/ Juan Vergez	Director
Juan Vergez

/s/ Fred Weiss	Director
Fred Weiss