Form 10-Q
period 2020-03-31
Osmotica Pharmaceuticals plc
filed 2020-05-12
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 58,898,708 ordinary shares ($0.01 nominal value per share) outstanding as of  May 11, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans, including the impact of the COVID-19 pandemic on the sufficiency of our product supply, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "plan," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives and financial needs. Examples of forward-looking statements include, among others, statements we make regarding: our intentions, beliefs or current expectations concerning, among other things, future operations; future financial performance, trends and events, particularly relating to sales of current products and the development, approval and introduction of new products; FDA and other regulatory applications, approvals and actions; the continuation of historical trends; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs.

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
•

as of March 31, 2020, we had total outstanding debt of approximately $268.2 million (net of deferred financing costs), and we had unused commitments of $50.0 million under our senior secured credit facilities. Our substantial debt could adversely affect our liquidity and our ability to raise additional capital to fund operations and could limit our ability to pursue our growth strategy or react to changes in the economy or our industry;

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

•	we are subject to extensive governmental regulation and we face significant uncertainties and potentially significant costs associated with our efforts to comply with applicable regulations;
•	our products or product candidates may cause adverse side effects that could delay or prevent their regulatory approval, or result in significant negative consequences following regulatory approval;
•	manufacturing or quality control problems may damage our reputation, require costly remedial activities or otherwise negatively impact our business;
•	our business may be adversely affected by the continuing coronavirus pandemic; and
•	other factors that are described in the "Risk Factors" section of our Annual Report on Form 10-K that was filed on March 19, 2020.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,830	$95,865
Trade accounts receivable, net	32,644	43,914
Inventories, net	20,536	21,305
Prepaid expenses and other current assets	10,654	11,546
Total current assets	189,664	172,630
Property, plant and equipment, net	29,987	30,238
Operating lease assets	4,471	4,983
Intangibles, net	149,624	153,986
Goodwill	100,855	100,855
Other non-current assets	533	563
Total assets	$475,134	$463,255
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$8,784	$8,495
Accrued liabilities	47,256	65,253
Current portion of obligation under finance leases	110	127
Current portion of lease liability	2,004	2,062
Total current liabilities	58,154	75,937
Long-term debt, net of non-current deferred financing costs	268,236	267,950
Long-term portion of obligation under finance leases	29	44
Long-term portion of lease liability	2,646	3,116
Deferred taxes	2,329	1,500
Total liabilities	331,394	348,547
Commitments and contingencies (See Note 11)
Shareholders' equity:
Ordinary shares ($0.01 nominal value 400,000,000 shares authorized, 58,898,708 and 51,845,742 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	589	518
Preferred shares ($0.01 nominal value 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	521,484	489,440
Accumulated deficit	(376,104)	(373,021)
Accumulated other comprehensive loss	(2,229)	(2,229)
Total shareholders' equity	143,740	114,708
Total liabilities and shareholders' equity	$475,134	$463,255

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019

Net product sales	$47,308	$56,400
Royalty revenue	869	721
Licensing and contract revenue	472	5
Total revenues	48,649	57,126
Cost of goods sold (inclusive of amortization of intangibles)	20,590	29,203
Gross profit	28,059	27,923
Selling, general and administrative expenses	21,176	21,656
Research and development expenses	5,688	9,764
Total operating expenses	26,864	31,420
Operating income (loss)	1,195	(3,497)
Interest expense and amortization of debt discount	4,064	4,501
Other non-operating gain	(746)	(557)
Total other non-operating expense	3,318	3,944
Loss before income taxes	(2,123)	(7,441)
Income tax benefit (expense)	(960)	754
Net and other comprehensive loss	$(3,083)	$(6,687)
Loss per share attributable to shareholders
Basic and Diluted	$(0.05)	$(0.13)
Weighted average shares basic and diluted
Basic and Diluted	58,257,191	52,518,924

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH  31, 2020 AND MARCH  31, 2019

(Unaudited)

(In thousands, except share data)

					Accumulated
					other
	Ordinary shares		Additional	Accumulated	comprehensive
	Shares	Amount	paid in capital	deficit	loss	Total
Balance at January 1, 2019	52,518,924	$525	$487,288	$(102,120)	$(1,846)	$383,847
Net loss	—	—	—	(6,687)	—	(6,687)
Share compensation	—	—	1,169	—	—	1,169
Balance at March 31, 2019	52,518,924	$525	$488,457	$(108,807)	$(1,846)	$378,329

Balance at January 1, 2020	51,845,742	$518	$489,440	$(373,021)	$(2,229)	$114,708
Net loss	—	—	—	(3,083)	—	(3,083)
Share compensation	181,966	2	1,107	—	—	1,109
Payments for taxes related to the net share settlement of equity awards	—	—	(616)	—	—	(616)
Proceeds from issuance of ordinary shares, net of offering costs	6,900,000	69	31,720	—	—	31,789
Repurchase of ordinary shares	(29,000)	—	(167)	—	—	(167)
Balance at March 31, 2020	58,898,708	$589	$521,484	$(376,104)	$(2,229)	$143,740

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,083)	$(6,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,562	17,993
Share compensation	1,107	1,169
Deferred income tax benefit	829	(1,060)
Loss on sale of fixed and leased assets	(3)	53
Bad debt provision	29	(84)
Amortization of deferred financing and loan origination fees	333	323
Change in operating assets and liabilities:
Trade accounts receivable, net	11,242	(378)
Inventories, net	769	(3,432)
Prepaid expenses and other current assets	891	4,691
Other non-current assets	(18)	—
Trade accounts payable	289	(4,279)
Accrued and other current liabilities	(18,011)	(14,436)
Net cash used in operating activities	(64)	(6,127)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed and leased assets	4	—
Payments on disposal of leased assets	(1)	—
Purchase of property, plant and equipment	(949)	(635)
Net cash used in investing activities	(946)	(635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(33)	(31)
Proceeds from public offering, net of issuance costs	31,791	—
Repurchases of ordinary shares	(167)	—
Payments for taxes related to net share settlement of equity awards	(616)	—
Repayment of insurance financing loan	—	(979)
Net cash provided by (used in) financing activities	30,975	(1,010)
Net change in cash and cash equivalents	29,965	(7,772)
Cash and cash equivalents, beginning of period	95,865	70,834
Cash and cash equivalents, end of period	$125,830	$63,062
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$5,375	$4,069
Cash paid for taxes	$474	$215

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

Until the Reorganization, Osmotica Pharmaceuticals plc did not conduct any operations (other than activities incidental to its formation, the Reorganization and the pursuit of an IPO). Upon the completion of the Reorganization, the historical consolidated financial statements of Osmotica Holdings S.C.Sp. became the historical financial statements of Osmotica Pharmaceuticals plc. Accordingly, the accompanying unaudited condensed consolidated financial information as of and for the three months ended March  31, 2020 included herein reflect the financial information of Osmotica Holdings S.C.Sp.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2020 or any period thereafter. The accompanying Condensed Consolidated Balance Sheet data as of December 31, 2019 was derived from the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019.

Basic and Diluted Loss per Share—Basic and diluted net loss per share is determined by dividing net loss by the weighted average ordinary shares outstanding during the period. For all periods presented with a net loss, the shares underlying the ordinary share options and restricted stock units have been excluded from the calculation because their effect would be anti‑dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti‑dilutive as of March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Restricted stock units	1,165,364	1,374,335
Options to purchase ordinary shares	3,046,086	3,187,872

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Correction of Immaterial Errors

In connection with the preparation of the Company’s unaudited condensed consolidated financial statements as of and for the period ended September 30, 2019 and 2018 for inclusion in the Company’s Quarterly Report on Form 10-Q, the Company determined that a revision was required to correct misstatement associated with the tax treatment of certain intercompany transactions at the time of the business combination between Osmotica Holdings Limited and subsidiaries and Vertical/Trigen Holdings LLC which occurred on February 3, 2016.  Additionally, revisions were necessary to correct misstatements related to uncertain tax provisions and prepaid taxes and certain other previously identified immaterial misstatements.

These adjustments and the evaluation of these adjustmens has been previously disclosed in the Company’s Quarterly report on Form 10-Q for the period ended September 30, 2019 and the Company has reflected the corrections in the results for the prior period as detailed below (dollars in thousands).

	Three months ended March 31, 2019
	As reported	Net adjustments	As corrected
Prepaid expenses and other current assets	$16,199	$(270)	$15,929
Total assets	776,147	(270)	775,877
Income taxes payable- current portion	496	(496)	-
Deferred taxes	24,837	2,397	27,234
Income taxes payable- long term portion	1,804	737	2,541
Total liabilities	394,909	2,638	397,547
Shareholders' equity	381,237	(2,908)	378,329
Total liabilities and shareholders' equity	776,147	(270)	775,877
Income tax benefit (expense)	1,240	(486)	754
Net loss	(6,201)	(486)	(6,687)
Comprehensive loss	(6,201)	(486)	(6,687)
Loss per share	(0.12)	(0.01)	(0.13)
Weighted average share - basic and diluted	52,518,924	-	52,518,924

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. The estimate of credit losses must be based on all relevant information including historical information, current conditions, and reasonable and supportable forecasts that affect the collectability of the amounts.  The Company adopted this standard on January 1, 2020, and there was no material impact to the Company’s consolidated financial statements.  The Company has provided additional disclosure as required by the standard upon adoption.  Refer to Note 4 for additional details.

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

The following table disaggregates revenue from contracts with customers by pharmaceutical products  (dollars in thousands):

	Three Months Ended March 31,
Pharmaceutical Product	2020	2019
Venlafaxine ER	$14,118	$21,607
Methylphenidate ER	8,396	20,789
Divigel	7,581	5,497
Nitrofurantoin	4,608	—
Lorzone	2,428	4,269
OB Complete	1,877	1,931
Other	8,300	2,307
Net product sales	47,308	56,400
Royalty revenue	869	721
License and contract revenue	472	5
Total revenues	$48,649	$57,126

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of March 31, 2020. Upon adoption of ASC Topic 606, the Company did not have any contract assets or liabilities. The Company has elected to apply the exemption under paragraph 606‑10‑50‑14(a) related to remaining performance obligations as all open purchase orders are expected to be satisfied with a period of one year from the date of the purchase order.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

the rights become unconditional. The Company had no contract assets as of March  31, 2020. The Company has no costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs.

Note 4. Accounts Receivable, Sales and Allowances

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, allowance for credit losses under the new standard and discounts given to customers. This is typical of the pharmaceutical industry and not necessarily specific to the Company. Depending on the product, the end‑user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesale customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the terms of the respective agreement with the end‑user customer (which in turn depends on the specific end‑user customer, each having its own pricing arrangement, which entitles it to a particular deduction). This process can lead to partial payments against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

Accounts receivable result primarily from sales of pharmaceutical products, amounts due under revenue sharing, license and royalty arrangements, which inherently involves, in the ordinary course of business, estimates relating to allowances for product returns, chargebacks, rebates, credit losses and discounts given to customers. Credit is extended based on the customer’s financial condition, and, generally, collateral is not required. The Company ages its accounts receivable using the corresponding sale date of the transaction and considers accounts past due based on terms agreed upon in the transaction, which is generally 30 to 60 days for branded and generic sales, depending on the customer and the products purchased.

The Company is exposed to credit losses primarily through sales of its products.  Prior to January 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts.  Subsequent to January 1, 2020, accounts receivable are recorded at amortized cost less an allowance for expected credit losses that are not expected to be recovered.  The Company’s expected loss methodology for accounts receivable is developed using historical collection experience, a review of the current status of customer’s trade receivables, and current and future market conditions.  Due to the short-term nature of such receivables, the estimate of accounts receivable that may not be collected is based on the aging of accounts receivable balances and the financial condition of customers.  The Company’s monitoring activities include timely account reconciliations, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions.  Balances are written-off when determined to be uncollectible.  The Company considered the current and expected future economic and market conditions surrounding a novel strain of the coronavirus, referred to as 2019-ncov, COVID-19 coronavirus epidemic, or COVID-19, and determined that the estimate of credit losses was not significantly impacted.

With the exception of the allowance for credit losses, which is reflected as part of selling, general and administrative expense, the provisions for the following customer reserves are reflected as a reduction of revenues in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Trade accounts receivable, net consisted of the following  (dollars in thousands):

	March 31,	December 31,
	2020	2019
Gross trade accounts receivable
Trade accounts receivable	$55,876	$70,958
Royalty accounts receivable	686	702
Other receivable	2,141	2,186
Less reserves for:
Chargebacks	(16,288)	(14,624)
Commercial rebates	(7,917)	(13,579)
Discounts and allowances	(1,687)	(1,591)
Allowance for credit losses	(167)	(138)
Total trade accounts receivable, net	$32,644	$43,914

The Company recorded the following adjustments to gross product sales  (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Gross product sales	$109,030	$231,548
Less provisions for:
Chargebacks	(50,173)	(101,234)
Government and managed care rebates	(4,846)	(2,523)
Commercial rebates	(3,220)	(64,598)
Product returns	(309)	(1,026)
Discounts and allowances	(2,380)	(4,701)
Advertising and promotions	(794)	(1,066)
Net product sales	$47,308	$56,400

The activity in the Company’s allowance for customer deductions against trade accounts receivable was as follows  (dollars in thousands):

			Discounts
		Commercial	and	Credit
	Chargebacks	Rebates	Allowances	Losses	Total
Balance at December 31, 2018	$38,861	$49,232	$3,510	$194	$91,797
Provision	345,366	147,173	15,719	(190)	508,068
Charges processed	(369,603)	(182,826)	(17,638)	134	(569,933)
Balance at December 31, 2019	$14,624	$13,579	$1,591	$138	$29,932
Provision	50,173	3,220	2,380	29	55,802
Charges processed	(48,509)	(8,882)	(2,284)	—	(59,675)
Balance at March 31, 2020	$16,288	$7,917	$1,687	$167	$26,059

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The activity in the Company’s accrued liabilities for customer deductions by account was as follows  (dollars in thousands):

		Government and
	Product	Managed Care
	Returns	Rebates	Total
Balance at December 31, 2018	$48,464	$9,981	$58,445
Provision	(3,932)	20,092	16,160
Charges processed	(11,075)	(25,206)	(36,281)
Balance at December 31, 2019	$33,457	$4,867	$38,324
Provision	309	4,846	5,155
Charges processed	(4,566)	(6,131)	(10,697)
Balance at March 31, 2020	$29,200	$3,582	$32,782

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

Note 5. Inventories

The components of inventories, net of allowances, were as follows  (dollars in thousands):

	March 31,	December 31,
	2020	2019
Finished goods	$14,085	$15,319
Work in process	1,128	778
Raw materials and supplies	5,323	5,208
	$20,536	$21,305

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. The activity in the allowance for excess, obsolete, and net realizable value inventory account was as follows  (dollars in thousands):

	March 31,	December 31,
	2020	2019
Balance at beginning of period	$1,069	$1,561
Provision	314	2,322
Charges processed	(29)	(2,814)
Balance at end of period	$1,354	$1,069

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6. Goodwill and Other Intangible Assets

The Company tests goodwill, definite-lived and indefinite‑lived intangible assets for impairment annually as of October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. There were no events or circumstances since December 31, 2019 requiring the Company to test for impairment of goodwill.

The carrying value of goodwill was $100.9 million as of March  31, 2020 and December 31, 2019.

The following table sets forth the major categories of the Company’s intangible assets and the weighted‑average remaining amortization period for those assets that were not already fully amortized  (dollars in thousands):

	March 31, 2020
					Weighted
					Average
					Remaining
	Gross			Net	Amortization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
Distribution Rights	$33,714	$(22,691)	$—	$11,023	9.8
Product Rights	202,567	(155,615)	—	46,952	2.8
Tradenames	13,485	(3,212)	—	10,273	14.7
Developed Technology	52,466	(35,090)	—	17,376	10.7
IPR&D	64,000	—	—	64,000	Indefinite Lived
	$366,232	$(216,608)	$—	$149,624

The gross carrying amounts and accumulated amortization in the table above is inclusive of $10.4 million and have been fully impaired in the table above and inclusive as of March 31, 2020.

	December 31, 2019
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

The gross carrying amounts and accumulated amortization in the table above is inclusive of $10.4 million and have been fully impaired in the table above and inclusive as of December 31, 2019.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Changes in the net carrying amount of intangible assets were as follows (dollars in thousands):

	Distribution	Product		Developed
	Rights	Rights	Tradenames	Technology	IPR&D	Total
December 31, 2018	$81,204	$217,473	$11,156	$96,857	$83,700	$490,390
Amortization	(5,062)	(40,921)	(706)	(5,968)	—	(52,657)
Impairments	(64,719)	(146,033)	—	(72,995)	—	(283,747)
Reclassifications(A)	—	19,700	—	—	(19,700)	—
December 31, 2019	$11,423	$50,219	$10,450	$17,894	$64,000	$153,986
Amortization	(400)	(3,267)	(177)	(518)	—	(4,362)
March 31, 2020	$11,023	$46,952	$10,273	$17,376	$64,000	$149,624

(A) IPR&D in the amount of $19.7 million related to Osmolex ER was reclassified to Product Rights in the first quarter of 2019 when the product was launched. Osmolex ER was fully impaired during the second quarter of 2019.

As part of the Company’s goodwill and intangible asset impairment assessments, the Company estimates the fair values of the reporting unit and intangible assets using an income approach that utilizes a discounted cash flow model, or, where appropriate, a market approach. The discounted cash flow models are dependent upon the Company’s estimates of future cash flows and other factors. These estimates of future cash flows involve assumptions concerning (i) future operating performance, including future sales, long‑term growth rates, operating margins, variations in the amounts, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to estimated cash flows for the Company’s October 1, 2019 annual goodwill and indefinite-lived asset impairment test was 16.5%.    The Company believes the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Impairment of intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Amortization expense of $4.4 million and $16.9 million for the three months ended March  31, 2020 and 2019, respectively, was recorded as cost of goods sold. The amortization expense of acquired intangible assets for each of the following periods are expected to be as follows  (dollars in thousands):

Amortization
Years ending December 31	Expense
Remainder of 2020	$13,088
2021	17,161
2022	12,685
2023	11,805
2024	10,682
Thereafter	20,203
Total	$85,624

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7. Accrued Liabilities

Accrued liabilities consist of the following  (dollars in thousands):

	March 31,	December 31,
	2020	2019
Accrued product returns	$29,200	$33,457
Accrued royalties	3,434	3,649
Accrued compensation	3,292	10,998
Accrued government and managed care rebates	3,582	4,867
Accrued research and development	1,432	3,028
Accrued expenses and other liabilities	5,841	8,477
Customer coupons	475	777
Total	$47,256	$65,253

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

Note 8. Financing Arrangements

The composition of the Company’s debt and financing obligations is as follows  (dollars in thousands):

	March 31,	December 31,
	2020	2019
CIT Bank, N.A. Term Loan, net of deferred financing costs of $3.2 million and $3.4 million as of March 31, 2020 and December 31, 2019, respectively	$268,236	$267,950
Total debt	268,236	267,950
Less: current portion	—	—
Long-term debt	$268,236	$267,950

Term Loan

As of March 31, 2020, the interest rate was 4.82% for the Company’s Term A Loan and 5.32% for the Term B Loan. As of December 31, 2019, the interest rate was 5.79% for the Term A Loan and 6.29% for the Term B Loan. The Company was in compliance with all covenants of the Term Loan Agreement as of March 31, 2020.

Revolving Facility

As of March  31, 2020 there were no amounts drawn under the $50 million Revolving Facility with CIT Bank, N.A.

Note 9. Concentrations and Credit Risk

In the three months ended March 31, 2020 and 2019, a significant portion of the Company’s gross product sales reported were through three customers, and a significant portion of the Company’s accounts receivable as of March 31, 2020 and

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

December 31, 2019 were due from these customers as well. The following table sets forth the percentage of the Company’s gross sales and accounts receivable attributable to these customers for the periods indicated:

	Gross Product Sales
	Three Months Ended
	March 31,
	2020	2019
Amerisource Bergen	31%	7%
Cardinal Health	22%	55%
McKesson	43%	36%
Combined Total	96%	98%

	Gross Account
	Receivables
	March 31,	December 31,
	2020	2019
Amerisource Bergen	30%	21%
Cardinal Health	24%	22%
McKesson	39%	51%
Combined Total	93%	94%

Purchasing

For the three months ended March  31, 2020 and 2019,  one supplier accounted for approximately 65% and 76%,  respectively, of the Company’s purchases of raw materials for products that are manufactured by the Company.

The Company purchases various Active Pharmaceutical Ingredient, (“API”) of finished products at contractual minimum levels through agreements with third parties. Individually, none of these agreements are material to the Company, therefore, the Company does not believe that any of the purchase obligations represent levels above the normal course of business as of March 31, 2020.

Note 10. Incentive Plans

The Company recognized share-based compensation expense of $1.0 million and $1.2 million during the three months ended March  31, 2020 and 2019, respectively.  As of March  31, 2020, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $8.9 million.  During the three months ended on March 31, 2020 and 2019, the Company granted 0 and 1,374,335, respectively, of restricted stock units.  During the three months ended March 31, 2020 and 2019, shares vested were 237,163 and 0,  respectively. As of March 31, 2020 there were 1,165,364 restricted stock units outstanding and the weighted-average remaining requisite service period of the non-vested stock options was 1.57 years and for non-vested restricted stock units was 2.96 years.

Note 11. Commitments and Contingencies

Contingent Milestone Payments

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies. Each strategic business agreement includes a future payment schedule for contingent milestone payments and in certain strategic business agreements,

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Supply Agreement Obligations

The Company is engaged in various supply agreements with third parties which obligate the Company to purchase various API or finished products at contractual minimum levels. None of these agreements are individually or in the aggregate material to the Company. Further, the Company does not believe that any of the purchase obligations represent levels above that of normal business demands as of March 31, 2020.

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

On April 30, 2019, Osmotica Pharmaceuticals plc was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action.  The complaints name Osmotica Pharmaceuticals plc, certain of its directors and officers and the underwriters of its initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for the Company’s initial public offering of ordinary shares. On July 22, 2019, Plaintiffs filed an Amended Complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant.  The Company disputes the allegations in the complaint and intends to vigorously defend against the action. However, this litigation matter is still in an early stage and there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action, which could adversely affect the Company’s results of operations and financial condition. There is no loss that is probable or reasonably estimatable as of March 31, 2020.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12. Income Taxes

During the three months ended March 31, 2020, the Company recognized an income tax expense of $1.0 million on $2.1 million of loss before income tax, compared to $0.8 million of income tax benefit on $7.4 million of loss before income tax during the comparable 2019 period. The tax expense resulted from the Company’s foreign entities generating a projected tax liability.

Income taxes for the interim periods have been based on an estimated annual worldwide effective tax rate.  Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits, recording of a valuation allowance and the addition of state and foreign taxes.

The Coronavirus Aid Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the Tax Cuts and Jobs Act, and estimated income tax payments that we expect to defer to future periods. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.

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

Two of the Company’s subsidiaries, Osmotica Pharmaceutical Corp. and Valkyrie Group Holding Inc., are under audit by the Internal Revenue Service for tax years 2016 and 2017. Currently, there are no significant issues to report.

Valuation Allowance

Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes.  ASC 740, Income Taxes, provides for the recognition of deferred tax assets if the realization of such assets is more likely than not.  In assessing the need for a valuation allowance in the first quarter of year ending 2020, the Company considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13. Related Parties

Prior to the Company’s initial public offering, it paid quarterly advisory,  monitoring fees and any other related expenses to certain shareholders. The Company had accrued less than $0.1 million and $0.1 million as liabilities, as of March  31, 2020 and December 31, 2019, respectively, and had recognized $0.8 million and less than $0.1 million of related expense for the three months ended March 31, 2020 and 2019, respectively.   Further, the Company leases its Argentina office and warehouse space facilities through a related party lease. The term of the operating lease is through December 31, 2020. For the three months ended March  31, 2020 and 2019, the Company incurred rent expense under this lease of less than $0.1 million and $0.1 million, respectively.

On August 22, 2018, the Company entered into a Master Service Agreement with United Biosource, LLC or (“UBC”), an Avista Capital Partners portfolio company, for prescription processing and patient access services. In November 2018, the Company and UBC entered into a Statement of Work for services valued at approximately $2.4 million.  The Company had accrued $0.3 million of liabilities related to this agreement as of March 31, 2020 and had recognized $0.4 million of related expense for the three months ended March 31, 2020.

Note 14. Shareholders’ Equity

Ordinary Share Repurchase Program

In September 2019, the Company’s Board of Directors authorized the repurchase of up to 5,251,892 ordinary shares pursuant to a share repurchase program. Purchases under the ordinary share repurchase program can be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including the price and business and market conditions. The Company expects to retire ordinary shares acquired under the repurchase program. In the three months ended March 31, 2020, the Company repurchased 29,000 ordinary shares for an aggregate of $0.2 million.

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

The Company accounts for employee stock purchases made under its ESPP using the estimate grant date fair value of accounting in accordance with ASC 718, Stock Compensation.  The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense.  The compensation cost is recognized on a straight-line basis over the requisite service period.  The Company recognized less than $0.1 million of compensation expense for the three months ended March  31, 2020.  The Company values ESPP shares using the Black-Scholes model.

As of March  31, 2020, there was less than $0.1 million of unrecognized ordinary share compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.50 years.  On January 2, 2020, the Company issued  29,351 ordinary shares to the employees who participated in the ESPP during the offering period ended December 31, 2019.

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

Overview

We are a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations. In the three months ended March  31, 2020, we generated total revenues across our existing portfolio of promoted specialty neurology and women’s health products, as well as our non‑promoted products, which are primarily complex formulations of generic drugs. In 2017, we received regulatory approval from the U.S. Food and Drug Administration, or the FDA, for M‑72 (methylphenidate hydrochloride extended‑release tablets, 72 mg) for the treatment of attention deficit hyperactivity disorder, or ADHD in patients aged 13 to 65, and, in 2018, we received regulatory approval from the FDA for Osmolex ER (amantadine extended‑release tablets) for the treatment of Parkinson’s disease and drug‑induced extrapyramidal reactions, which are involuntary muscle movements caused by certain medications, in adults. We launched M‑72 in the second quarter of 2018 and completed the launch of Osmolex ER in January 2019. In addition, we have a late‑stage development pipeline highlighted by two new drug application or NDAs, candidates, both of which have completed Phase III clinical trials: arbaclofen extended‑release tablets for spasticity in multiple sclerosis patients and RVL‑1201 (oxymetazoline hydrochloride ophthalmic solution, 0.1%) for the treatment of acquired blepharoptosis, or droopy eyelid.  In November 2019,  an NDA for RVL-1201 was accepted for filing by the FDA with a user fee goal date for FDA decision on the application of July 16, 2020.  Many of our products use our proprietary osmotic‑release drug delivery system, Osmodex, which we believe offers advantages over alternative extended‑release, or ER, technologies.

Our core competencies span drug development, manufacturing and commercialization. Our team of sales representatives support the ongoing commercialization of our existing promoted product portfolio as well as the launch of new products. As of March  31, 2020, we actively promoted four products: Osmolex ER, and M‑72 in specialty neurology; and OB Complete, our family of prescription prenatal dietary supplements, and Divigel (estradiol gel, 0.1%) in women’s health. As of March  31, 2020, we sold a portfolio consisting of approximately 30 non‑promoted products.  The cash flow from these non‑promoted products has contributed to our investments in research and development and business development activities. Certain of our key products, particularly those that incorporate our proprietary Osmodex drug delivery system, are or are expected to be manufactured in our Marietta, Georgia facility.  Some of our existing products benefit from several potential barriers to entry, including intellectual property protection, formulation and manufacturing complexities, data exclusivity, as well as U.S. Drug Enforcement Administration, or DEA, regulation and quotas for API.

Our non-promoted products compete in generic markets where barriers to entry are lower than markets in which certain of our promoted products compete.  Generic products generally contribute most significantly to revenues and gross margins at the time of launch or in periods where no other or a limited number of competing products have been approved and launched.  In the U.S. the consolidation of buyers in recent years has increased competitive pressures on the industry as a whole.  As such, the timing of new product launches can have a significant impact on a company’s financial results.  The entrance into the market of additional competition can have a negative impact on the pricing and volume of the affected products which are outside the company’s control.  In particular, both methylphenidate ER tablets and venlafaxine ER tablets, or VERT, have experienced, and are expected to continue to experience, significant pricing erosion due to additional competition from other generic pharmaceutical companies.  This generic pricing erosion has resulted in, and is expected to continue to result in lower net sales, revenue and profitability from methylphenidate ER tablets and VERT in the remainder of 2020 and this erosion is expected to continue in subsequent years. Additionally, an

AB-rated generic of Lorzone was approved on November 27, 2019, which has resulted in pricing and market share declines.

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

Results from RVL-1201’s initial Phase III clinical trial showed that the formulation met its primary efficacy endpoint and was well-tolerated. The 2:1 randomized, double-masked, placebo-controlled study comprised 140 patients with blepharoptosis in two treatment groups for 42 days. Patients treated with RVL-1201 received one drop in each eye each morning while patients treated with the placebo also received one drop in each eye each morning. The primary efficacy endpoints were change in baseline visual field using the Leicester Peripheral Field Test or LPFT, on Hour 6 Day 1 (p=0.0003) and Hour 2 on Day 14 (p< 0.0001). Patients who received RVL-1201 once-daily experienced a statistically significant improvement in visual field when compared to the placebo group.

RVL-1201 was generally well tolerated by patients in this clinical trial when administered once daily over a 6-week period. There were no serious adverse events identified from treatment with RVL-1201 in this Phase III clinical trial.

The second Phase III trial was a six-week randomized, multicenter, double-masked, placebo-controlled study to evaluate the safety and efficacy of once-daily treatment of RVL-1201 compared with placebo for the treatment of acquired blepharoptosis. The primary endpoint was a measurement of the mean change from baseline of the number of points seen out of a total of 35 in the top four rows of the LPFT as measured in two timepoints: hour 6 on day 1 and hour two on day 14. The secondary endpoint was a measurement of the distance between the center of the pupillary light reflex and the upper eyelid margin, or MRD-1. Topline results from the second Phase III trial showed that the trial met both the primary and secondary endpoints. The mean change from baseline on the LPFT on hour 6, day 1 was 6.3 for RVL-1201 versus 2.1 for vehicle (p < 0.0001) and on hour two, day 14 was 7.7 for RVL-1201 versus 2.4 for vehicle (p < 0.0001). The results also showed a statistically significant improvement in MRD-1 at 5 and 15 minutes, and 2 and 6 hours post dose on days 1 and 14. We also completed a 12-week randomized, multicenter, double-masked, placebo controlled safety study to evaluate the safety of RVL-1201 compared with vehicle for the treatment of acquired blepharoptosis. Results of the safety study showed RVL-1201 was well tolerated when administered once daily over a 12-week period where the majority of adverse events were mild and did not require treatment. In November 2019, the FDA accepted for filing our NDA and issued a user fee goal date of July 16, 2020. If approved, we believe RVL-1201 would become the first non-surgical treatment option approved by the FDA for droopy eyelid.

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

On June 10, 2015, Osmotica Holdings Corp Limited submitted an NDA containing data from this initial Phase III clinical trial, which was conducted and completed prior to the Merger. During the NDA review process, the FDA requested an independent audit of five of the 35 study sites, which were located in Russia and Ukraine. The audit found numerous irregularities and deviations from good clinical practices, which led to a complete response letter on July 9, 2016. The audit observations were thoroughly investigated, and data were corrected where appropriate. In December 2016, we met with the FDA to discuss the path forward for the application. The FDA indicated that, based on the initial audit findings, it considered the data from the Phase III clinical trial to be insufficient to support approval of a marketing application. Following the meeting, we decided to complete a single additional Phase III clinical trial.

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

Business Update Regarding COVID-19

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, we have been able to continue to supply our products to our patients without significant disruptions. We do not currently anticipate significant interruptions in supply in the near term. However, we are continuing to monitor the potential impact of the COVID-19 pandemic on our business and operations, including our sales, expenses, manufacturing and clinical trials.

We and our third-party contract manfucturing partners have been able to operate our manufacturing facilities at or near normal levels.  While we currently do not anticipate significant interruptions in our manufacturing supply chain, the COVID-19 pandemic and related mitigation efforts may have a negative impact in the future on our third party suppliers’ and contract manufacturing partners’ ability to manufacture our products or to have our products reach all markets.

We are monitoring the demand for our products, including the duration and degree to which we may see declines in customer orders or new prescriptions for our products, as health care providers are dedicating more resources  for the treatment of COVID-19 patients.  During the three months ended March 31, 2020, we took action to reduce the size of our field sales force with the remaining sales personnel, in many cases, engaging with physicians remotely as we seek to continue to support healthcare professionals and patient care. We have benefited, and may continue to benefit in the near term, from precautionary measures taken by our wholesale and retail customers due to the COVID-19 pandemic, such as increasing their levels of stock in anticipation of any further interruptions from the pandemic, but over the longer term we may see an impact from advance sales or fewer patients visiting their healthcare provider to initiate, change or receive therapy.

While we have completed clinical trials for RVL-1201 and arbaclofen ER, we have suspended a clinical trial for a generic product in development due to pandemic restrictions in the country in which that trial is taking place.

In the U.S. and in most other key markets, our office-based employees have been working from home since mid-March 2020.  During this time, we are ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facilities.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included herein and in our annual report on Form 10-K.

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

Net product sales—Our revenues consist primarily of product sales of our promoted products, principally M-72, Conzip, Divigel and the OB Complete family of prescription prenatal dietary supplements, and our non‑promoted products, principally methylphenidate ER and VERT. We ship product to a customer pursuant to a purchase order, which in certain cases is pursuant to a master agreement with that customer, and we invoice the customer upon shipment. For these sales we recognize revenue when control has transferred to the customer, which is typically on delivery to the customer.  The amount of revenue we recognize is equal to the selling price, adjusted for any variable consideration, which includes estimated chargebacks, commercial rebates, discounts and allowances at the time revenues are recognized.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

Financial Operations Overview

The following table presents revenues and expenses for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Net product sales	$47,308	$56,400	(16)%
Royalty revenue	869	721	21%
Licensing and contract revenue	472	5	9,340%
Total revenues	48,649	57,126	(15)%
Cost of goods sold (inclusive of amortization of intangibles)	20,590	29,203	(29)%
Gross profit	28,059	27,923	-%
Gross profit percentage	58%	49%
Selling, general and administrative expenses	21,176	21,656	(2)%
Research and development expenses	5,688	9,764	(42)%
Total operating expenses	26,864	31,420	(15)%
Interest expense and amortization of debt discount	4,064	4,501	(10)%
Other non-operating expense (gain)	(746)	(557)	34%
Total other non-operating expense	3,318	3,944	(16)%
Income (loss) before income taxes	(2,123)	(7,441)	(71)%
Income tax benefit (expense)	(960)	754	(227)%
Net loss	$(3,083)	(6,687)	(54)%

Revenue

The following table presents total revenues for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Venlafaxine ER (VERT)	$14,118	$21,607	(35)%
Methylphenidate ER	8,396	20,789	(60)%
Divigel	7,581	5,497	38%
Nitrofurantoin	4,608	—	-
Lorzone	2,428	4,269	(43)%
OB Complete	1,877	1,931	(3)%
Other	8,300	2,307	260%
Net product sales	47,308	56,400	(16)%
Royalty revenue	869	721	21%
Licensing and contract revenue	472	5	9,340%
Total revenues	$48,649	$57,126	(15)%

Total Revenues - Total revenues decreased by $8.5 million to $48.6 million for the three months ended March  31, 2020, as compared to $57.1 million for the three months ended March 31, 2019 primarily due to a decrease in net product sales.

Net Product Sales - Net product sales decreased by $9.1 million to $47.3 million for the three months ended March  31, 2020, as compared to $56.4 million for the three months ended March  31, 2019.  Net sales of methylphenidate ER

(including M-72) decreased 60% during the quarter due to existing competitors in the market resulting in significantly lower net selling prices and volumes.  Net sales of VERT decreased 35%  reflecting lower volumes and realized net pricing due to the launch of two additional generic forms of VERT which had been approved in 2019, but not launched.  We expect that additional competition for both methylphenidate ER and VERT from current competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of these products during the remainder of 2020 and in future years. VERT sales were favorably impacted by $6.5 million in the aggregate related to product returns and other adjustments during the three months ended March 31, 2020 based on actual experience.  There can be no assurance that actual product returns experience and other adjustments will continue to favorably impact net sales in 2020 and in future periods.

Product sales of Lorzone decreased by $1.8 million to $2.4 million for the three months ended March  31, 2020 compared to $4.3 million for the three months ended March  31, 2019,  reflecting the transition of sales to the Company’s authorized generic product during the quarter.  Sales of Divigel increased approximately 38%  driven primarily by the launch of a new dosage strength together with targeted promotional activities and strong patient access. Nitrofurantoin was launched during 2019.  Product sales of OB Complete were relatively flat during the quarter.  Other sales increased $6.0 million, or 260%, largely due to growth of other non-promoted products.

Royalty Revenue - Royalty revenue increased by $0.1 million for  the three months ended March 31, 2020,  relative to the comparable period in 2019 when price protection adjustments were incurred by one of our license partners, thereby reducing royalty revenue in that comparative period.

Licensing and Contract Revenue - Licensing and contract revenue increased $0.5 million in three months ended March  31, 2020 due to sales of a product to a private label distributor which commenced during the quarter.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019	% Change
Amortization of intangible assets	$4,363	$16,868	(74)%
Depreciation expense	634	632	-%
Royalty expense	3,042	1,827	67%
Other cost of goods sold	12,551	9,876	27%
Total cost of goods sold	$20,590	$29,203	(29)%

Total cost of goods sold decreased $8.6 million in the three months ended March  31, 2020 to $20.6 million as compared to $29.2 million for the three months ended March  31, 2019. The decrease was primarily driven by a  decrease in amortization of intangible assets largely due to lower amortization of VERT and methylphenidate ER, partially offset by higher royalty expenses due to the launch of an in-licensed product during the second half of 2019, higher unit costs and product mix.

Gross profit percentage increased to 58%  for the three months ended March  31, 2020 compared to 49% in the same period in 2019. Excluding amortization and depreciation, our gross profit percentage was 68%  and 80%  for each of the three months ended March  31, 2020 and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.5 million during the three months ended March  31, 2020 to $21.2 million as compared to $21.7 million in the three months ended March  31, 2019. The decrease in our selling, general and administrative expenses reflects expense reductions associated with a salesforce realignment in the third quarter of 2019, which was partially offset by increases in marketing costs associated with the expected launch of RVL-1201,  and severance costs associated with the salesforce reduction during the first quarter of 2020.

Research and Development

Research and development expenses decreased by $4.1 million in the three months ended March  31, 2020 to $5.7 million as compared to $9.8 million in the three months ended March  31, 2019. The decrease reflects the completion of the second Phase III clinical trial of arbaclofen ER during the first quarter of 2019, lower clinical trial costs related to RVL-1201 during the fourth quarter of 2019 and the cost of manufacturing development batches of Osmolex in the three month period ended March 31, 2019, which costs were not present in 2020.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Arbaclofen ER	$1,083	$4,069	(73)%
RVL-1201	1,093	1,377	(21)%
Other	3,512	4,318	(19)%
Total	$5,688	$9,764	(42)%

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $0.4 million in the three months ended March  31, 2020 to $4.1 million as compared to $4.5 million in the three months ended March  31, 2019. The decrease reflects lower interest rates generally.

Income Tax Benefit (Expense)

During the three months ended March 31,  2020, the Company recognized income tax expense of $1.0 million on $2.1 million of loss before income tax, compared to $0.8 million of income tax benefit on $7.4 million of loss before  income tax during the comparable 2019 period. The tax benefit resulted from an impairment charge on certain assets which required the Company to record a valuation allowance against its deferred tax assets.

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

As of March  31, 2020, we had cash and cash equivalents of $125.8 million and borrowing availability under the Revolver of $50.0 million. We also had $271.4 million aggregate principal amount borrowed under our term loans.

In January 2020 we completed a follow-on equity offering, generating $31.8 million of net proceeds, after giving effect to underwriting discounts and commissions and offering expenses. During the three months ended March 31, 2020 we used $0.1 million of cash in operations, and during the three months ended March 31, 2019, we used cash $6.1 million of cash in operations. We expect to generate positive cash flow from operations in the future through sales of our existing products, launches of products currently in our development pipeline and sales derived from in-licenses or acquisitions of other products; however, we expect our levels of cash flow generated to be lower or negative in the near term due to price erosion on methylphenidate ER and VERT and new product launch expenses.

As of March  31, 2020, the interest rate was 4.82% and 5.32% for our Term A Loan and Term B Loan, respectively. As of March  31, 2019, the interest rate was 5.75% and 6.75% for our Term A Loan and Term B Loan, respectively.

At March  31, 2020, there were no outstanding borrowings or outstanding letters of credit under the Revolver.

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

On January 13, 2020 we completed a follow-on equity offering and allotted 6.9 million ordinary shares at a public offering price of $5.00 per share.  The number of shares issued in this offering reflected the exercise in full of the underwriters option to purchase 900,000 ordinary shares.  The aggregate proceeds from the follow-on offering were approximately $31.8 million after deducting underwriter discounts and commissions and offering expenses.  Proceeds from the offering were used for working capital and general corporate purposes.

Our non-promoted products, including methylphenidate ER and VERT compete in generic markets for which competition has eroded, and will continue to erode, profitability over time. During 2019 several companies launched competing versions of methylphenidate ER.  Additionally, there were three approvals and one launch of competing dosage strengths of VERT during 2019.  During the first quarter of 2020, there were two launches of generic VERT.  As a result, we have experienced, and anticipate that we will continue to experience, price erosion negatively affecting profitability of both methylphenidate ER and VERT in 2020 and future years.

We believe that our existing cash balances, cash we expect to generate from operations from our existing product portfolio, as well as funds available under the Revolver, will be sufficient to fund our operations and to meet our existing obligations for at least the next 12 months.

The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, drug development and commercialization costs, as well as other factors, such as successful development and launching of new products and strategic product or business acquisitions. Our assumptions may prove to be wrong or other factors may adversely affect our business.  We expect our near term levels of cash flow to be negatively affected by price competition on methylphenidate ER and VERT, and increased expenses associated with new product launches.  As a result, we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations.  This could, among other things, force us to raise additional funds or force us to reduce our expenses through cost cutting measures either of which could have a material adverse effect on our business.  During the third quarter of 2019, the Company realigned its operating infrastructure to prepare for the launch of RVL-1201.  During 2019 and continuing through the first quarter of 2020, the company implemented additional cost savings measures to reduce expenses.  Additionally, the Company is exploring options to raise additional capital by, for example, out-licensing or partnering rights to RVL-1201, or arbaclofen ER, divesting non-strategic assets, strategic business development, and/or conducting one or more public or private debt or equity financings, which could be dilutive to our shareholders.  Such actions may not be on favorable terms and the proceeds from such actions may not be sufficient to meet our obligations.

To continue to grow our business over the longer term, we plan to commit resources to internal product development, which may include clinical trials of product candidates, and expansion of our commercial, manufacturing and other operations. In addition, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in‑license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in‑licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our shareholders, and the consent of the lenders under our senior secured facilities could be required for certain financings.

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

Cash Flows

The following table provides information regarding our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change
Net cash used in operating activities	$(64)	$(6,127)	$6,063
Net cash used in investing activities	(946)	(635)	(311)
Net cash provided by (used in) financing activities	30,975	(1,010)	31,985
Net increase (decrease) in cash and cash equivalents	$29,965	$(7,772)	$37,737

Net cash used in operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash used in operating activities was $0.1 million for the three months ended March  31, 2020,  and net cash used in operating activities was $6.1 million for the three months ended March  31, 2019.

The decrease in cash used in operating activities for the three months ended March  31, 2020, was primarily as a result of lower levels of net accounts receivable, inventories  and prepaid expenses, which were offset by lower levels of accrued expenses. The decrease in accounts receivable reflects improved cash collections resulting from lower chargeback and rebate deductions and accruals.  Accrued expenses decreased due to lower reserves for product returns, government rebates and accruals related to clinical trial activity.

Net cash used in investing activities

Our uses of cash in investing activities during the three months ended March  31, 2020 and 2019 reflected purchases of property, plant and equipment of  $0.9 million and $0.6 million, respectively.

Net cash provided by (used in) financing activities

Net cash provided by financing activities of $31.0 million during the three months ended March  31, 2020 primarily related to the proceeds of the follow-on stock offering completed in January 2020.

Net cash used in financing activities of $1.0 million during the three months ended March  31, 2019 primarily related to payments to an insurance  premium financing loan.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in our contractual obligations during the three months ended March 31, 2020 from those as of December 31, 2019 as set forth in our filed Annual Report on Form 10-K.

Critical Accounting Estimates

The significant accounting policies and bases of presentation are described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this report.

Summary of Significant Accounting Policies.  The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures in the notes thereto. Some of these estimates can be subjective and complex. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have considered the impact of COVID-19 in the estimates within our financial statements and there may be changes to those estimates in future periods. Actual results could differ from those estimates.

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

We record product sales net of any variable consideration, which includes estimated chargebacks, commercial rebates, discounts and allowances and credit losses. We utilize the expected value method to estimate all elements of variable consideration included in the transaction. The variable consideration is recorded as a reduction of revenue at the time revenues are recognized. We will only recognize revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration amount received and we will re‑assess these estimates each reporting period to reflect known changes in factors.

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

Provision for estimated chargebacks, commercial rebates, discounts and allowances and credit losses settled in sales credits at the time of sales are analyzed and adjusted, if necessary, monthly and recorded against gross trade accounts receivable. Estimated product returns, commercial and governmental rebates and customer coupons settled in cash are analyzed and adjusted, if necessary, monthly and recorded as a component of accrued expenses.

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

Where available, we have relied on information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to days of sales outstanding, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we have evaluated market conditions for products primarily through the analysis of wholesaler and other third party sell‑through, as well as internally‑generated information, to assess factors that could impact expected product demand at March 31, 2020. We believe that the estimated level of inventory held by our customers is within a reasonable range as compared to both: (i) historical amounts and (ii) expected demand for each respective product at March 31, 2020.

If the assumptions we use to calculate our allowances for sales deductions do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.

The following table presents the activity and ending balances for our product sales provisions for the three months ended March 31, 2020  (in thousands):

			Government
		Commercial	and Managed	Product	Discounts and
	Chargebacks	Rebates	Care Rebates	Returns	Allowances	Total
Balance at December 31, 2018	$38,861	$49,232	$9,981	$48,464	$3,510	$150,048
Provision	345,366	147,173	20,092	(3,932)	15,719	524,418
Charges processed	(369,603)	(182,826)	(25,206)	(11,075)	(17,638)	(606,348)
Balance at December 31, 2019	$14,624	$13,579	$4,867	$33,457	$1,591	$68,118
Provision	50,173	3,220	4,846	309	2,380	60,928
Charges processed	(48,509)	(8,882)	(6,131)	(4,566)	(2,284)	(70,372)
Balance March 31, 2020	$16,288	$7,917	$3,582	$29,200	$1,687	$58,674

Total items deducted from gross product sales were $60.9 million (excluding $0.8 million in provisions for advertising and promotion), or 55.9% as a percentage of gross product sales during the three months ended March 31, 2020.  As gross product sales have declined due to recent decreases in selling prices, sales deductions as a percentage of gross product sales are correspondingly less.

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

Chargebacks were $50.2 million, or 46.0% as  a percentage of gross product sales for the three months ended March 31, 2020. We expect that chargebacks will continue to significantly impact our reported net product sales.

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

Commercial rebates were $3.2 million, or 3.0% as a percentage of gross product sales for the three months ended March 31, 2020. We expect that commercial rebates will continue to significantly impact our reported net sales.

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

Government and managed care rebates were $4.8 million, or 4.4% as  a percentage of gross product sales for the three months ended March 31, 2020.

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

Product returns were a benefit of $0.3 million, or 0.3% as a percentage of gross product sales for the three months ended March 31, 2020.

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

Advertising and promotions were $0.8 million, or 0.7% as a percentage of gross product sales for the three months ended March 31, 2020. Advertising and promotions as a percentage of gross product sales did not change materially during the periods presented.

Discounts and allowances were $2.4 million, or 2.2% as a percentage of gross product sales for the three months ended March 31, 2020. Discounts and allowances as a percentage of gross product sales did not change materially during the periods presented.

Valuation of long‑lived assets

As of March 31, 2020, our combined long‑lived assets balance, including property, plant and equipment and finite‑lived intangible assets, is $115.6 million.

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

During the three months ended March  31, 2020 we assessed goodwill for indications of impairment and based on this assessment of indications performed, we determined that no additional evaluation was necessary and we did not recognize an impairment charge. During the first quarter of 2020, the Company's market capitalization decreased significantly.  Additional or a sustained decline in our market capitalization, even if due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill and cause the Company to conduct additional impairment tests.  A determination that all or a portion of our goodwill is impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

If the fair value of the IPR&D is less than its carrying amount, an impairment loss is recognized for the difference. Beginning in 2018, we have been assessing for indications of impairment of IPR&D assets quarterly.  Based on results of the assessment of impairment indications performed, we determined that no additional evaluation was required and we did not recognize impairment charges to IPR&D as of March 31, 2020.

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

As of March  31, 2020, the Company had a federal net operating loss carryover of $3.3 million and net operating loss carryovers in certain foreign tax jurisdictions of approximately $33.7 million which will begin to expire in 2022.  At March 31, 2020, the Company had total tax credit carryovers of approximately $4.5 million, primarily consisting of Federal Orphan Drug Tax Credit carryovers.  These credit carryovers are expected to be fully realized prior to their expiration, beginning in 2036.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act, and estimated income tax payments that we expect to defer to future periods. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.

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

Through the operation of our subsidiaries based in Argentina and Hungary, we are exposed to foreign exchange rate risks. In addition to the operations of our foreign subsidiaries, we also contract with vendors that are located outside the

United States, and in some cases make payments denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2020, our liabilities denominated in foreign currencies were not material.

We are exposed to fluctuations in interest rates on our senior secured credit facilities. An increase in interest rates could have a material impact on our cash flow. As of March 31, 2020, a 100 basis point increase in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $2.7 million on interest expense.

As of March 31, 2020, we had cash and cash equivalents of $125.8 million. We do not engage in any hedging activities against changes in interest rates. Because of the short‑term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

Inflation generally affects us by increasing our cost of labor, API and clinical trials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020.

Item 4. Controls and Procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of March  31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March  31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March  31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below there have been no material changes from the risk factors described in our Annual Report on Form 10-K.

Our business may be adversely affected by the ongoing coronavirus outbreak.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China.  COVID-19 has since spread to other regions in China and other countries, including the United States, where we have our executive offices and principal operations. Infections and deaths related to COVID-19 may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay the FDA approval with respect to, our clinical trials and product candidates, including the FDA’s decision on our NDAs for RVL-1201 and arbaclofen. It is unknown how long these disruptions could continue.  Other known and unknown factors caused by COVID-19 could also materially delay our clinical trials that may be required for these or other product candidates, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, we have suspended a clinical trial for a generic product in development due to pandemic restrictions in the country in which that trial is taking place. It is unknown when or if this trial will resume.  Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and/or approval of our product candidates.

The economic impact of COVID-19’s spread, which has caused a broad impact globally, such as restrictions on travel and quarantine policies put into place by businesses and governments, may adversely affect us. In particular, we expect that the COVID-19 outbreak will negatively affect demand for our products by limiting the ability of our sales representatives to meet with physicians and patients to visit their doctors and pharmacists to receive prescriptions for our products.  We have experienced increased demand for certain of our products as customers increase stock as a precautionary measure during the pandemic.  We expect that this stockpiling of our product will result in decreased demand for our products in the future as customers use their higher inventory as opposed to placing new customer orders or filing new prescriptions.

Additionally, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic has resulted and could continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and our ability to execute on our strategic plans.

The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted.  We cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related mitigation efforts, including the length of time it may take for normal economic and operating conditions to resume or the extent to which the disruption may materially impact our business, financial position, results of operations or cash flows. The COVID-19 pandemic may also have the effect of heightening other risks disclosed in the Risk Factors section included in our Form 10-K filed on March 19, 2020, such as, but not limited to, those related to:

•

The risk that the testing required for the regulatory approval of our products that is conducted primarily by independent third parties could be stopped or delayed, which may have an adverse effect upon our ability to obtain regulatory approvals. For example, we have paused a clinical trial for a generic product in development due to pandemic restrictions in the country in which that trial is taking place;

•

Due to our dependence on a limited number of products, our business could be materially adversely affected if one or more of our key products do not perform as well as expected due to the current pandemic;

•

Inability to meet our customers’ needs and achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements, such as raw materials or other finished product components, transportation, workforce or other manufacturing and distribution capability;

•

Failure of third parties on which we rely, including our suppliers, distributors, and contractors, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations;

•

Significant reductions in demand or significant volatility in demand and a global economic recession that could further reduce demand for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines, and business shutdowns or slowdowns; and

•	Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures.

A business interruption at our manufacturing facility in Marietta, Georgia, our warehouses in Sayreville, New Jersey and Tampa, Florida or at facilities operated by third parties that we rely on to supply or transport our products could have a material adverse effect on our business, financial condition and results of operations.

We produce all of the products that we manufacture at our manufacturing facility in Marietta, Georgia, and our inventory passes through our warehouses in Sayreville, New Jersey and Tampa, Florida. These facilities, or the facilities of third parties that we rely on for the development, supply, marketing, distribution or transportation of raw materials or finished products, could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man‑made disasters or business interruptions. For example, the ongoing COVID-19 pandemic has resulted in travel restrictions,  may result in extended shutdowns of our facilities and has resulted in shutdowns of certain of our suppliers’ businesses, which has and is expected to continue to negatively affect our suppliers’ operations.   For example, in March 2020, we received notification from Galephar P.R. Inc., the manufacturer of ConZip and tramadol hydrochloride, that due to COVID-19, they will temporarily cease operations.  These or any further political or governmental developments or health concerns in China, the United States or other countries in which we or our suppliers operate could result in social, economic and labor instability, which could have a material adverse effect on the continuity of our business, including with respect to the availability and transportation of raw materials for production.  A significant disruption at any of these facilities, even on a short‑term basis, could impair our ability or significantly increase our costs to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended March  31, 2020 by or on behalf of Osmotica Pharmaceuticals plc or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
01/1/20 - 01/31/20	20,000	5.67	20,000	4,558,710
02/1/20 - 02/29/20	9,000	5.92	9,000	4,549,710
03/1/20 - 03/31/20	-	-	-	4,549,710
Total	29,000	$5.75	29,000

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

Osmotica Pharmaceuticals plc

Dated: May 12, 2020	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer

Dated: May 12, 2020	By:	/s/ Andrew Einhorn
Andrew Einhorn
Chief Financial Officer