Form 10-Q
period 2020-06-30
Osmotica Pharmaceuticals plc
filed 2020-08-11
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

There were 63,783,300 ordinary shares ($0.01 nominal value per share) outstanding as of August 10, 2020.

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

We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include the following:

●	if we are unable to successfully develop or commercialize new products, or do so on a timely or cost effective basis, our operating results will suffer;
●	due to our dependence on a limited number of products, our business could be materially adversely affected if one or more of our key products do not perform as well as expected;
●	failures of or delays in clinical trials could result in increased costs to us and could jeopardize or delay our ability to obtain regulatory approval and commence sales of new products;
●	we are, and will continue to be in the future, a party to legal proceedings that could result in adverse outcomes;
●	as of June 30, 2020, we had total outstanding debt of approximately $268.5 million (net of deferred financing costs), and we had unused commitments of $50.0 million under our senior secured credit facilities. Our substantial debt could adversely affect our liquidity and our ability to raise additional capital to fund operations and could limit our ability to pursue our growth strategy or react to changes in the economy or our industry;
●	we face intense competition from both brand and generic companies, which could significantly limit our growth and materially adversely affect our financial results;
●	a business interruption at our manufacturing facility, our warehouses or at facilities operated by third parties that we rely on could have a material adverse effect on our business;
●	our profitability depends on our major customers, and if our relationships with them do not continue as expected, our business, prospects and results of operations could materially suffer;
●	if we are unable to develop or maintain our sales capabilities, we may not be able to effectively market or sell our products;

●	our competitors and other third parties may allege that we are infringing their intellectual property, forcing us to expend substantial resources in resulting litigation, and any unfavorable outcome of such litigation could have a material adverse effect on our business;
●	our profitability depends on coverage and reimbursement by governmental authorities and other third-party payors and healthcare reform and other future legislation creates uncertainty and may lead to reductions in coverage or reimbursement levels;
●	we are subject to extensive governmental regulation and we face significant uncertainties and potentially significant costs associated with our efforts to comply with applicable regulations;
●	our products or product candidates may cause adverse side effects that could delay or prevent their regulatory approval, or result in significant negative consequences following regulatory approval;
●	manufacturing or quality control problems may damage our reputation, require costly remedial activities or otherwise negatively impact our business;
●	our business may be adversely affected by the continuing coronavirus pandemic; and
●	other factors that are described in the "Risk Factors" section of our Annual Report on Form 10-K that was filed on March 19, 2020 our Quarterly Report on Form 10-Q that was filed on May 12, 2020 and this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,376	$95,865
Trade accounts receivable, net	17,024	43,914
Inventories, net	20,301	21,305
Prepaid expenses and other current assets	9,091	11,546
Total current assets	186,792	172,630
Property, plant and equipment, net	29,281	30,238
Operating lease assets	3,658	4,983
Intangibles, net	141,643	153,986
Goodwill	100,855	100,855
Other non-current assets	468	563
Total assets	$462,697	$463,255
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$8,798	$8,495
Accrued liabilities	48,353	65,253
Current portion of obligation under finance leases	89	127
Current portion of lease liability	1,650	2,062
Total current liabilities	58,890	75,937
Long-term debt, net of non-current deferred financing costs	268,522	267,950
Long-term portion of obligation under finance leases	17	44
Long-term portion of lease liability	2,175	3,116
Deferred taxes	2,182	1,500
Total liabilities	331,786	348,547
Commitments and contingencies (See Note 11)
Shareholders' equity:
Ordinary shares ($0.01 nominal value 400,000,000 shares authorized, 58,760,746 and 51,845,742 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	588	518
Preferred shares ($0.01 nominal value 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	521,655	489,440
Accumulated deficit	(389,103)	(373,021)
Accumulated other comprehensive loss	(2,229)	(2,229)
Total shareholders' equity	130,911	114,708
Total liabilities and shareholders' equity	$462,697	$463,255

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net product sales	$35,300	$56,215	$82,608	$112,615
Royalty revenue	1,574	780	2,443	1,501
Licensing and contract revenue	658	537	1,130	543
Total revenues	37,532	57,532	86,181	114,659
Cost of goods sold (inclusive of amortization of intangibles)	19,995	32,644	40,585	61,847
Gross profit	17,537	24,888	45,596	52,812
Selling, general and administrative expenses	16,555	25,511	37,731	47,168
Research and development expenses	5,771	5,360	11,459	15,125
Impairment of intangibles	3,618	125,766	3,618	125,766
Total operating expenses	25,944	156,637	52,808	188,059
Operating loss	(8,407)	(131,749)	(7,212)	(135,247)
Interest expense and amortization of debt discount	3,740	4,552	7,804	9,052
Other non-operating (gain) loss	659	15	(87)	(542)
Total other non-operating expense	4,399	4,567	7,717	8,510
Loss before income taxes	(12,806)	(136,316)	(14,929)	(143,757)
Income tax benefit (expense)	(193)	11,447	(1,152)	12,201
Net and other comprehensive loss	$(12,999)	$(124,869)	$(16,081)	$(131,556)
Loss per share attributable to shareholders
Basic and Diluted	$(0.22)	$(2.38)	$(0.27)	$(2.50)
Weighted average shares basic and diluted
Basic and Diluted	58,863,508	52,518,924	58,560,842	52,518,924

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

(Unaudited)

(In thousands, except share data)

					Accumulated
					other
	Ordinary shares		Additional	Accumulated	comprehensive
	Shares	Amount	paid in capital	deficit	loss	Total
Balance at January 1, 2019	52,518,924	$525	$487,288	$(102,120)	$(1,846)	$383,847
Net loss	—	—	—	(6,687)	—	(6,687)
Share compensation	—	—	1,169	—	—	1,169
Balance at March 31, 2019	52,518,924	$525	$488,457	$(108,807)	$(1,846)	$378,329
Net loss	—	—	—	(124,869)	—	(124,869)
Change in foreign currency translation	—	—	—	—	—	—
Share compensation	—	—	1,327	—	—	1,327
Balance at June 30, 2019	52,518,924	$525	$489,784	$(233,676)	$(1,846)	$254,787

Balance at January 1, 2020	51,845,742	$518	$489,440	$(373,021)	$(2,229)	$114,708
Net loss	—	—	—	(3,083)	—	(3,083)
Share compensation	181,966	2	1,107	—	—	1,109
Payments for taxes related to the net share settlement of equity awards	—	—	(616)	—	—	(616)
Proceeds from issuance of ordinary shares, net of offering costs	6,900,000	69	31,720	—	—	31,789
Repurchase of ordinary shares	(29,000)	—	(167)	—	—	(167)
Balance at March 31, 2020	58,898,708	$589	$521,484	$(376,104)	$(2,229)	$143,740
Net loss	—	—	—	(12,999)	—	(12,999)
Share compensation	31,295	1	1,221	—	—	1,222
Payments for taxes related to the net share settlement of equity awards			(133)	—	—	(133)
Proceeds from issuance of ordinary shares, net of offering costs				—	—	—
Repurchase of ordinary shares	(169,257)	(2)	(917)	—	—	(919)
Balance at June 30, 2020	58,760,746	$588	$521,655	$(389,103)	$(2,229)	$130,911

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,081)	$(131,556)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,150	35,991
Share compensation	2,328	2,496
Impairment of intangibles	3,618	125,766
Deferred income tax benefit	682	(11,460)
Loss on sale of fixed and leased assets	212	53
Bad debt provision	10	(157)
Amortization of deferred financing and loan origination fees	667	656
Change in operating assets and liabilities:
Trade accounts receivable, net	26,880	(11,561)
Inventories, net	1,004	(3,492)
Prepaid expenses and other current assets	2,454	6,816
Trade accounts payable	304	(5,953)
Accrued and other current liabilities	(16,927)	(11,758)
Net cash provided by (used in) operating activities	16,301	(4,159)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed and leased assets	49	—
Payments on disposal of leased assets	(138)	—
Purchase of property, plant and equipment	(1,591)	(2,091)
Net cash used in investing activities	(1,680)	(2,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(66)	(64)
Proceeds from public offering, net of issuance costs	31,791	—
Repurchases of ordinary shares	(1,086)	—
Payments for taxes related to net share settlement of equity awards	(749)	—
Proceeds from insurance financing loan	—	1,314
Repayment of insurance financing loan	—	(2,097)
Net cash provided by (used in) financing activities	29,890	(847)
Net change in cash and cash equivalents	44,511	(7,097)
Cash and cash equivalents, beginning of period	95,865	70,834
Cash and cash equivalents, end of period	$140,376	$63,737
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$8,772	$8,271
Cash paid for taxes	$847	$365

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

Until the Reorganization, Osmotica Pharmaceuticals plc did not conduct any operations (other than activities incidental to its formation, the Reorganization and the pursuit of an IPO). Upon the completion of the Reorganization, the historical consolidated financial statements of Osmotica Holdings S.C.Sp. became the historical financial statements of Osmotica Pharmaceuticals plc. Accordingly, the accompanying unaudited condensed consolidated financial information as of and for the three and six months ended June 30, 2020 included herein reflect the financial information of Osmotica Holdings S.C.Sp.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2020 or any period thereafter. The accompanying Condensed Consolidated Balance Sheet data as of December 31, 2019 was derived from the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019.

Basic and Diluted Loss per Share—Basic and diluted net loss per share is determined by dividing net loss by the weighted average ordinary shares outstanding during the period. For all periods presented with a net loss, the shares underlying the ordinary share options and restricted stock units have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive as of June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Restricted stock units	2,831,600	1,438,016	2,831,600	1,438,016
Options to purchase ordinary shares	3,029,623	3,169,222	3,029,623	3,169,222

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable and debt approximate book value because of the short maturity of these financial instruments.

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

These adjustments and the evaluation of these adjustments has been previously disclosed in the Company’s Quarterly report on Form 10-Q for the period ended September 30, 2019 and the Company has reflected the corrections in the results for the prior period as detailed below (dollars in thousands).

	Three months ended June 30, 2019
	As reported	Net adjustments	As corrected
Income tax benefit (expense)	$11,662	$(215)	$11,447
Net loss	(124,654)	(215)	(124,869)
Comprehensive loss	(124,654)	(215)	(124,869)
Loss per share	(2.37)	(0.01)	(2.38)
Weighted average share - basic and diluted	52,518,924	-	52,518,924

	Six months ended June 30, 2019
	As reported	Net adjustments	As corrected
Prepaid expenses and other current assets	$14,220	$(54)	$14,166
Total assets	643,835	(54)	643,781
Income taxes payable- current portion	134	(134)	-
Deferred taxes	14,368	2,466	16,834
Income taxes payable- long term portion	1,804	737	2,541
Total liabilities	385,925	3,069	388,994
Shareholders' equity	257,911	(3,124)	254,787
Total liabilities and shareholders' equity	643,835	(54)	643,781
Income tax benefit (expense)	12,902	(701)	12,201
Net loss	(130,854)	(702)	(131,556)
Comprehensive loss	(130,854)	(702)	(131,556)
Loss per share	(2.49)	(0.01)	(2.50)
Weighted average share - basic and diluted	52,518,924	-	52,518,924

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

The following table disaggregates revenue from contracts with customers by pharmaceutical products (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Pharmaceutical Product	2020	2019	2020	2019
Venlafaxine ER	$4,358	$18,293	$18,476	$39,900
Methylphenidate ER	9,057	17,100	17,453	37,890
Divigel	7,672	6,920	15,253	12,417
Nitrofurantoin	3,342	—	7,950	—
Lorzone	1,638	4,063	4,066	8,332
OB Complete	1,760	2,676	3,637	4,606
Other	7,473	7,163	15,773	9,470
Net product sales	35,300	56,215	82,608	112,615
Royalty revenue	1,574	780	2,443	1,501
License and contract revenue	658	537	1,130	543
Total revenues	$37,532	$57,532	$86,181	$114,659

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of June 30, 2020. Upon adoption of ASC Topic 606, the Company did not have any contract assets or liabilities. The Company has elected to apply the exemption under paragraph 606-10-50-14(a) related to remaining performance obligations as all open purchase orders are expected to be satisfied with a period of one year from the date of the purchase order.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

the rights become unconditional. The Company had no contract assets as of June 30, 2020. The Company has no costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs.

Note 4. Accounts Receivable, Sales and Allowances

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, allowance for credit losses under the new standard and discounts given to customers. This is typical of the pharmaceutical industry and not necessarily specific to the Company. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesale customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the terms of the respective agreement with the end-user customer (which in turn depends on the specific end-user customer, each having its own pricing arrangement, which entitles it to a particular deduction). This process can lead to partial payments against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Trade accounts receivable, net consisted of the following (dollars in thousands):

	June 30,	December 31,
	2020	2019
Gross trade accounts receivable
Trade accounts receivable	$32,801	$70,958
Royalty accounts receivable	1,420	702
Other receivable	3,040	2,186
Less reserves for:
Chargebacks	(9,295)	(14,624)
Commercial rebates	(10,146)	(13,579)
Discounts and allowances	(796)	(1,591)
Allowance for credit losses	—	(138)
Total trade accounts receivable, net	$17,024	$43,914

The Company recorded the following adjustments to gross product sales (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross product sales	$79,499	$251,405	$188,529	$482,954
Less provisions for:
Chargebacks	(27,139)	(136,802)	(77,312)	(238,036)
Government and managed care rebates	(4,901)	(7,538)	(9,747)	(10,062)
Commercial rebates	(9,289)	(40,205)	(12,509)	(104,803)
Product returns	(304)	(4,151)	(613)	(5,177)
Discounts and allowances	(1,767)	(5,093)	(4,147)	(9,794)
Advertising and promotions	(799)	(1,401)	(1,593)	(2,467)
Net product sales	$35,300	$56,215	$82,608	$112,615

The activity in the Company’s allowance for customer deductions against trade accounts receivable was as follows (dollars in thousands):

			Discounts
		Commercial	and	Credit
	Chargebacks	Rebates	Allowances	Losses	Total
Balance at December 31, 2018	$38,861	$49,232	$3,510	$194	$91,797
Provision	345,366	147,173	15,719	(190)	508,068
Charges processed	(369,603)	(182,826)	(17,638)	134	(569,933)
Balance at December 31, 2019	$14,624	$13,579	$1,591	$138	$29,932
Provision	77,312	12,509	4,147	10	93,978
Charges processed	(82,641)	(15,942)	(4,942)	(148)	(103,673)
Balance at June 30, 2020	$9,295	$10,146	$796	$—	$20,237

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The activity in the Company’s accrued liabilities for customer deductions by account was as follows (dollars in thousands):

		Government and
	Product	Managed Care
	Returns	Rebates	Total
Balance at December 31, 2018	$48,464	$9,981	$58,445
Provision	(3,932)	20,092	16,160
Charges processed	(11,075)	(25,206)	(36,281)
Balance at December 31, 2019	$33,457	$4,867	$38,324
Provision	613	9,747	10,360
Charges processed	(8,093)	(10,603)	(18,696)
Balance at June 30, 2020	$25,977	$4,011	$29,988

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

Note 5. Inventories

The components of inventories, net of allowances, were as follows (dollars in thousands):

	June 30,	December 31,
	2020	2019
Finished goods	$14,578	$15,319
Work in process	1,127	778
Raw materials and supplies	4,596	5,208
	$20,301	$21,305

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. The activity in the allowance for excess, obsolete, and net realizable value inventory account was as follows (dollars in thousands):

	June 30,	December 31,
	2020	2019
Balance at beginning of period	$1,069	$1,561
Provision	1,064	2,322
Charges processed	(64)	(2,814)
Balance at end of period	$2,069	$1,069

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6. Goodwill and Other Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. There were no events or circumstances since December 31, 2019 requiring the Company to test for impairment of goodwill. The carrying value of goodwill was $100.9 million as of June 30, 2020 and December 31, 2019.

During the second quarter of 2020 circumstances and events pertaining to certain of our intangible assets related to generic competition and expectations of lower future cash flows prompted the Company to evaluate these assets for impairment. After evaluating these assets for recoverability, we further evaluated one intangible asset and determined that its fair value had decreased below its carrying value and thus fully impaired the intangible asset. Developed Technology was therefore impaired by $3.6 million during the period ended June 30, 2020.

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period for those assets that were not already fully amortized (dollars in thousands):

	June 30, 2020
					Weighted
					Average
					Remaining
	Gross			Net	Amortization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
Distribution Rights	$33,714	$(23,092)	$—	$10,622	9.6
Product Rights	202,567	(158,882)	—	43,685	2.6
Tradenames	13,485	(3,388)	—	10,097	14.5
Developed Technology	52,466	(35,609)	(3,618)	13,239	11.2
IPR&D	64,000	—	—	64,000	Indefinite Lived
	$366,232	$(220,971)	$(3,618)	$141,643

The gross carrying amounts and accumulated amortization in the table above is inclusive of $15.0 million and have been fully impaired in the table above and inclusive as of June 30, 2020.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Changes in the net carrying amount of intangible assets were as follows (dollars in thousands):

	Distribution	Product		Developed
	Rights	Rights	Tradenames	Technology	IPR&D	Total
December 31, 2018	$81,204	$217,473	$11,156	$96,857	$83,700	$490,390
Amortization	(5,062)	(40,921)	(706)	(5,968)	—	(52,657)
Impairments	(64,719)	(146,033)	—	(72,995)	—	(283,747)
Reclassifications(A)	—	19,700	—	—	(19,700)	—
December 31, 2019	$11,423	$50,219	$10,450	$17,894	$64,000	$153,986
Amortization	(801)	(6,534)	(353)	(1,037)	—	(8,725)
Impairments	—	—	—	(3,618)	—	(3,618)
June 30, 2020	$10,622	$43,685	$10,097	$13,239	$64,000	$141,643

(A) IPR&D in the amount of $19.7 million related to Osmolex ER was reclassified to Product Rights in the first quarter of 2019 when the product was launched. Osmolex ER was fully impaired during the second quarter of 2019.

As part of the Company’s goodwill and intangible asset impairment assessments, the Company estimates the fair values of the reporting unit and intangible assets using an income approach that utilizes a discounted cash flow model, or, where appropriate, a market approach. The discounted cash flow models are dependent upon the Company’s estimates of future cash flows and other factors. These estimates of future cash flows involve assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amounts, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to estimated cash flows for the Company’s interim indefinite lived impairment test for the three months ended June 30, 2020 was 15%. The Company believes the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Impairment of intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Amortization expense of $4.4 million and $16.9 million for the three months ended June 30, 2020 and 2019, respectively, and $8.7 million and $33.7 million for the six months ended June 30, 2020 and 2019, respectively was recorded as cost of goods sold. The amortization expense of acquired intangible assets for each of the following periods are expected to be as follows (dollars in thousands):

Amortization
Years ending December 31	Expense
Remainder of 2020	$8,437
2021	16,513
2022	12,037
2023	11,157
2024	10,034
Thereafter	19,465
Total	$77,643

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7. Accrued Liabilities

Accrued liabilities consist of the following (dollars in thousands):

	June 30,	December 31,
	2020	2019
Accrued product returns	$25,977	$33,457
Accrued royalties	3,396	3,649
Accrued compensation	6,038	10,998
Accrued government and managed care rebates	4,011	4,867
Accrued research and development	2,300	3,028
Accrued expenses and other liabilities	6,208	8,477
Customer coupons	423	777
Total	$48,353	$65,253

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

Note 8. Financing Arrangements

The composition of the Company’s debt and financing obligations is as follows (dollars in thousands):

	June 30,	December 31,
	2020	2019
CIT Bank, N.A. Term Loan, net of deferred financing costs of $2.8 million and $3.4 million as of June 30, 2020 and December 31, 2019, respectively	$268,522	$267,950
Total debt	268,522	267,950
Less: current portion	—	—
Long-term debt	$268,522	$267,950

Term Loan

As of June 30, 2020, the interest rate was 4.82% for the Company’s Term A Loan and 5.32% for the Term B Loan. As of December 31, 2019, the interest rate was 5.79% for the Term A Loan and 6.29% for the Term B Loan. The Company was in compliance with all covenants of the Term Loan Agreement as of June 30, 2020.

Revolving Facility

As of June 30, 2020 there were no amounts drawn under the $50 million Revolving Facility with CIT Bank, N.A.

Note 9. Concentrations and Credit Risk

In the three and six months ended June 30, 2020 and 2019, a significant portion of the Company’s gross product sales reported were through three customers, and a significant portion of the Company’s accounts receivable as of June 30,

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2020 and December 31, 2019 were due from these customers as well. The following table sets forth the percentage of the Company’s gross sales and accounts receivable attributable to these customers for the periods indicated:

	Gross Product Sales		Gross Product Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amerisource Bergen	33%	7%	32%	7%
Cardinal Health	19%	59%	21%	57%
McKesson	42%	31%	43%	33%
Combined Total	94%	97%	96%	97%

	Gross Account
	Receivables
	June 30,	December 31,
	2020	2019
Amerisource Bergen	33%	21%
Cardinal Health	24%	22%
McKesson	34%	51%
Combined Total	91%	94%

Purchasing

For the three and six months ended June 30, 2020, one supplier accounted for approximately 90% and 75%, respectively, of the Company’s purchases of raw materials for products that are manufactured by the Company. For the three and six months ended June 30, 2019, one supplier accounted for more than 96% and 83%, respectively, of the Company’s purchases of raw materials for products that are manufactured by the Company.

The Company purchases various Active Pharmaceutical Ingredient, (“API”) of finished products at contractual minimum levels through agreements with third parties. Individually, none of these agreements are material to the Company, therefore, the Company does not believe that any of the purchase obligations represent levels above the normal course of business as of June 30, 2020.

Note 10. Incentive Plans

On May 18, 2020 and May 20, 2020, the Company granted performance stock units (“PSUs”) under its existing 2018 Incentive Plan (the “2018 Plan”) to certain key employees of the Company that gives holders the potential to receive a certain number of earned PSUs at the end of a pre-determined term. Unless earlier terminated, forfeited, relinquished or expired, the earned PSUs will vest in full on the vesting date, subject to the grantee remaining in continuous employment from the date of grant through the vesting date. The vesting date is the third anniversary from the grant date for the PSUs granted on May 18, 2020 and the fifth anniversary from the grant date for the PSUs granted on May 20, 2020. The number of PSUs that become earned PSUs as of the end of the performance period shall be equal to the number of PSUs multiplied by the applicable percentage in the Stock Price Hurdle, as set forth in the 2018 Plan.

The Company recognized share-based compensation expense of $1.2 million and $1.3 million during the three months ended June 30, 2020 and 2019, respectively and $2.2 million and $2.5 million during the six months ended June 30, 2020 and 2019, respectively, in each case inclusive of expense related to PSUs. As of June 30, 2020, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards, including PSUs, amounted to

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

$15.7 million. During the three and six months ended on June 30, 2020, the Company granted 1,731,926 and 1,731,926, respectively, of restricted stock units, inclusive of PSUs. During the three and six months ended June 30, 2020, shares vested were 60,185 and 300,788, respectively. As of June 30, 2020 there were 2,831,600 restricted units, including performance stock units outstanding and the weighted-average remaining requisite service period of the non-vested stock options was 1.35 years and for non-vested restricted stock units, including performance stock units, was 3.37 years.

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

Supply Agreement Obligations

The Company is engaged in various supply agreements with third parties which obligate the Company to purchase various API or finished products at contractual minimum levels. None of these agreements are individually or in the aggregate material to the Company. Further, the Company does not believe that any of the purchase obligations represent levels above that of normal business demands as of June 30, 2020.

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

On April 30, 2019, Osmotica Pharmaceuticals plc was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints name Osmotica Pharmaceuticals plc, certain of its directors and officers and the underwriters of its initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for the Company’s initial public offering of ordinary shares. On July 22, 2019, Plaintiffs filed an Amended Complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. The Company disputes the allegations in the complaint and intends to vigorously defend against the action. However, this litigation matter is still in an early stage and there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action, which could adversely affect the Company’s results of operations and financial condition. There is no loss that is probable or reasonably estimatable as of June 30, 2020.

Note 12. Income Taxes

During the six months ended June 30, 2020, the Company recognized an income tax expense of $1.2 million on $14.9 million of loss before income tax, compared to $12.2 million of income tax benefit on $143.8 million of loss before income tax during the comparable 2019 period.

Income taxes for the interim periods have been based on an estimated annual worldwide effective tax rate. Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits, movement in a valuation allowance and the addition of state and foreign taxes.

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

Note 13. Related Parties

On August 22, 2018, the Company entered into a Master Service Agreement with United Biosource, LLC or (“UBC”), an Avista Capital Partners portfolio company, for prescription processing and patient access services. In November 2018, the Company and UBC entered into a Statement of Work for services valued at approximately $2.4 million. The Company had accrued $0.2 million of liabilities related to this agreement as of June 30, 2020 and had recognized $0.4 million and $0.6 million of related expense for the three and six months ended June 30, 2020.

Note 14. Shareholders’ Equity

Ordinary Share Repurchase Program

In September 2019, the Company’s Board of Directors authorized the repurchase of up to 5,251,892 ordinary shares pursuant to a share repurchase program. Purchases under the ordinary share repurchase program can be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including the price and business and market conditions. The Company expects to retire ordinary shares acquired under the repurchase program. In the second quarter of 2020, the Company repurchased 169,257 ordinary shares for an aggregate of $0.9 million.

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

The Company accounts for employee stock purchases made under its ESPP using the estimate grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized less than $0.1 million of compensation expense for the three and six months ended June 30, 2020. The Company values ESPP shares using the Black-Scholes model.

As of June 30, 2020, there was less than $0.1 million of unrecognized ordinary share compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.50 years. On January 2, 2020, the

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Company issued 29,351 ordinary shares to the employees who participated in the ESPP during the offering period ended December 31, 2019.

Note 15. Subsequent Events

On July 16, 2020 we completed a follow-on equity offering and allotted 5.0 million ordinary shares. The aggregate proceeds from the follow-on offering were approximately $30.4 million after deducting offering expenses. Proceeds from the offering will be used for working capital and general corporate purposes.

On July 28, 2020, the Company entered into a License Agreement with Santen Pharmaceutical Co. Ltd, granting Santen the exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as EMEA countries. Under the agreement the Company received an upfront cash payment of $25 million and may receive additional milestone payments up to $64 million based on regulatory and sales achievements in Santen’s territories. The Company is also entitled to royalty payments on nets sales of RVL-1201 in Santen commercializations territories.

On August 10, 2020 we provided irrevocable notice for the prepayment of $25 million of term loans.

On October 24, 2017 Osmotica Pharmaceutical Corp., a subsidiary of Osmotica Pharmaceuticals PLC acquired 100% of the outstanding stock of Revitalid, Inc. (Revitalid). The acquisition included a license to intellectual property, which contains future regulatory and sales milestone payments and royalties. Upon FDA approval of Upneeq on July 8, 2020, the Company attained its first regulatory milestone event which triggered a liability of $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. This discussion and analysis is based upon the historical financial statements of Osmotica Pharmaceuticals plc. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

Overview

We are a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations. In the three and six months ended June 30, 2020, we generated total revenues across our existing portfolio of promoted specialty neurology and women’s health products, as well as our non-promoted products, which are primarily complex formulations of generic drugs. In 2017, we received regulatory approval from the U.S. Food and Drug Administration, or the FDA, for M-72 (methylphenidate hydrochloride extended-release tablets, 72 mg) for the treatment of attention deficit hyperactivity disorder, or ADHD in patients aged 13 to 65, and, in 2018, we received regulatory approval from the FDA for Osmolex ER (amantadine extended-release tablets) for the treatment of Parkinson’s disease and drug-induced extrapyramidal reactions, which are involuntary muscle movements caused by certain medications, in adults. We launched M-72 in the second quarter of 2018 and completed the launch of Osmolex ER in January 2019. In July 2020 we received FDA approval of RVL-1201, or Upneeq™, (oxymetazoline hydrochloride ophthalmic solution, 0.1%), for the treatment of acquired blepharoptosis or droopy eye in adults.

Our core competencies span drug development, manufacturing and commercialization. Our team of sales representatives support the ongoing commercialization of our existing promoted product portfolio as well as the launch of new products. As of June 30, 2020, we actively promoted four products: Osmolex ER, and M-72 in specialty neurology; and OB Complete, our family of prescription prenatal dietary supplements, and Divigel (estradiol gel, 0.1%) in women’s health. As of June 30, 2020, we sold a portfolio consisting of approximately 30 non-promoted products. Certain of our key products, particularly those that incorporate our proprietary Osmodex drug delivery system, are or are expected to be manufactured in our Marietta, Georgia facility. Some of our existing products benefit from several potential barriers to entry, including intellectual property protection, formulation and manufacturing complexities, data exclusivity, as well as U.S. Drug Enforcement Administration, or DEA, regulation and quotas for API.

Our non-promoted products compete in generic markets where barriers to entry are lower than markets in which certain of our promoted products compete. Generic products generally contribute most significantly to revenues and gross margins at the time of launch or in periods where no other or a limited number of competing products have been approved and launched. In the U.S. the consolidation of buyers in recent years has increased competitive pressures on the industry as a whole. As such, the timing of new product launches can have a significant impact on a company’s financial results. The entrance into the market of additional competition can have a negative impact on the pricing and volume of the affected products which are outside the company’s control. In particular, methylphenidate ER tablets, venlafaxine ER tablets, or VERT, and Lorzone have experienced, and are expected to continue to experience, significant pricing erosion due to additional competition from other generic pharmaceutical companies. This generic pricing erosion has resulted in, and is expected to continue to result in lower net sales, revenue and profitability from methylphenidate ER tablets VERT and Lorzone for the remainder of 2020 and this erosion is expected to continue in subsequent years.

We are focused on continuing the transition of our business to a specialty pharmaceutical company that develops and commercializes proprietary products. Many of our products use our proprietary osmotic-release drug delivery system, Osmodex, which we believe offers advantages over alternative extended-release, or ER, technologies. The primary driver of our strategy is highlighted by the recent approval of Upneeq and the amended new drug application, or NDA, filing of arbaclofen extended release tablets.

On July 8, 2020, the FDA approved our NDA for Upneeq for the treatment of acquired blepharoptosis in adults. Upneeq was approved based on three Phase III clinical studies that supported Upneeq's efficacy and safety. Results from Upneeq's first Phase III clinical trial showed that the formulation met its primary efficacy endpoint and was well-tolerated. The 2:1 randomized, double-masked, placebo-controlled study comprised 140 patients with blepharoptosis in two treatment groups for 42 days. Patients treated with Upneeq received one drop in each eye each morning and patients treated with the placebo (vehicle) received one drop in each eye each morning. The primary efficacy endpoints were change from baseline in visual field using the Leicester Peripheral Field Test, or LPFT, on hour 6 on day 1 (p=0.0003) and hour 2 on day 14 (p< 0.0001). Patients who received Upneeq once-daily experienced a statistically significant improvement in visual field when compared to the placebo group. Upneeq was generally well tolerated by patients in this clinical trial when administered once daily over a 6-week period. There were no serious adverse events identified from treatment with Upneeq in this Phase III clinical trial. The second Phase III trial was a 6-week randomized, multicenter, double-masked, placebo-controlled study to evaluate the safety and efficacy of once-daily treatment of Upneeq compared with placebo for the treatment of acquired blepharoptosis. The primary endpoint was a measurement of the mean change from baseline of the number of points seen out of a total of 35 in the top four rows of the LPFT as measured in two time points: hour 6 on day 1 and hour two on day 14.

The secondary endpoint was a measurement of the distance between the center of the pupillary light reflex and the upper eyelid margin, or MRD-1. Topline results from the second Phase III trial showed that the trial met both the primary and secondary endpoints. The mean change from baseline on the LPFT on hour 6 on day 1 was 6.3 for Upneeq versus 2.1 for placebo (p < 0.0001), and on hour two on day 14 was 7.7 for Upneeq versus 2.4 for placebo (p < 0.0001). The results also showed a statistically significant improvement in MRD-1 at 5 and 15 minutes, and at 2 and 6 hours post dose on days 1 and 14. We also completed a Phase III 12-week randomized, multicenter, double-masked, placebo controlled safety study to evaluate the safety of Upneeq compared with placebo for the treatment of acquired blepharoptosis. Results of the safety study showed Upneeq was well tolerated when administered once daily over a 12-week period where the majority of adverse events were mild and did not require treatment.

We believe Upneeq is the first non-surgical treatment option approved by the FDA for acquired blepharoptosis. We plan to make Upneeq available exclusively through a wholly-owned pharmacy.

We acquired Upneeq as part of our acquisition of RevitaLid, Inc., now known as RVL Pharmaceuticals, Inc., in 2017. As part of the acquisition, we agreed to make future earn-out, milestone and royalty payments based on net sales and regulatory developments with respect to Upneeq.

RVL-1201 is manufactured and supplied to us by Nephron Pharmaceuticals Corporation under an exclusive supply agreement that has a term of five years from the production of the initial commercial batches, and automatically renews for additional one-year periods unless either party provides at least 90 days’ advance written notice of non-renewal.

On July 28, 2020, the Company entered into a License Agreement with Santen Pharmaceutical Co. Ltd, granting Santen the exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as EMEA countries. Under the agreement the Company received an upfront cash payment of $25 million and may receive additional milestone payments up to $64 million based on regulatory and sales achievements in Santen’s territories. The Company is also entitled to royalty payments on nets sales of RVL-1201 in Santen commercializations territories.

In addition, we are developing our late-stage product candidate arbaclofen extended-release, or ER, tablets designed for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis, or MS, for which we have completed Phase III clinical trials. In June 2020, we resubmitted our NDA for arbaclofen ER tablets for the alleviation of spasticity in MS to the FDA. Following recent completion of our 12-month open-label study assessing the long-term safety and tolerability of arbaclofen ER 80 mg per day, this resubmission also included the full results of our second Phase III efficacy study, Study OS440-3004. We believe that the safety and efficacy results from these studies, together with the entire data package from our clinical development program for arbaclofen ER, supports the clinical benefit of arbaclofen ER as a potential treatment for MS spasticity. On July 17, 2020 the Company received notice from the FDA that it considered the resubmission a complete response to the July 9, 2016 action letter and set a goal date for a FDA decision on the NDA of December 29, 2020.

The co-primary endpoints of Study OS440-3004 were change from baseline in Total Numeric-transformed Ashworth Scale in the most affected limb, or TNmAS-MAL, scores and mean Clinical Global Impression of Change, or CGIC, scores on day 84. Results of OS440-3004 showed a statistically significant improvement from baseline to day 84 in TNmAS-MAL, scores in the arbaclofen ER tablet target dose of 40 mg per day (20 mg given twice a day) group compared to the placebo group. Subjects dosed with 80 mg per day (40 mg given twice a day) also derived clinical benefit. Though the mean CGIC, score for arbaclofen ER was not significantly better than placebo, subjects treated with arbaclofen ER tablets did not show a mean worsening of CGIC scores after treatment.

The long-term open-label Study OS440-3005 dosed subjects for up to one year on arbaclofen ER. The majority of subjects enrolled completed the study on the arbaclofen 80 mg per day dose. Subjects dosed with arbaclofen ER up to 80 mg daily showed an overall improvement from baseline scores in the TNmAS measure up to one year.

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

We and our third-party contract manufacturing partners have been able to operate our manufacturing facilities at or near normal levels. While we currently do not anticipate significant interruptions in our manufacturing supply chain, the COVID-19 pandemic and related mitigation efforts may have a negative impact in the future on our third party suppliers’ and contract manufacturing partners’ ability to manufacture our products or to have our products reach all markets.

We are monitoring the demand for our products, including the duration and degree to which we may see declines in customer orders or new prescriptions for our products, as health care providers are dedicating more resources for the treatment of COVID-19 patients. During the first quarter of 2020, we took action to reduce the size of our field sales force with the remaining sales personnel, in many cases, engaging with physicians remotely as we seek to continue to support healthcare professionals and patient care. We have benefited, and may continue to benefit in the near term, from precautionary measures taken by our wholesale and retail customers due to the COVID-19 pandemic, such as increasing their levels of stock in anticipation of any further interruptions from the pandemic, but over the longer term we may see an impact from advance sales or fewer patients visiting their healthcare provider to initiate, change or receive therapy.

While we have completed clinical trials for Upneeq and arbaclofen ER, we have suspended a clinical trial for a generic product in development due to pandemic restrictions in the country in which that trial is taking place.

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

Net product sales—Our revenues consist primarily of product sales of our promoted products, principally M-72, Conzip, Divigel and the OB Complete family of prescription prenatal dietary supplements, and our non-promoted products, principally methylphenidate ER and VERT. We ship product to a customer pursuant to a purchase order, which in certain cases is pursuant to a master agreement with that customer, and we invoice the customer upon shipment. For these sales we recognize revenue when control has transferred to the customer, which is typically on delivery to the customer. The amount of revenue we recognize is equal to the selling price, adjusted for any variable consideration, which includes estimated chargebacks, commercial rebates, discounts and allowances at the time revenues are recognized.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel expenses, including salaries and benefits for employees in executive, finance, accounting, business development, legal and human resource functions. General and administrative expenses also include corporate facility costs, including rent, utilities, legal fees related to corporate matters, share based compensation and fees for accounting and other consulting services. We expect to incur additional general and administrative expenses as a public company, including costs associated with the preparation of our SEC filings, increased legal and accounting costs, investor relations costs and, incremental director and officer liability insurance costs, as well as costs related to compliance with the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Research and Development

Costs for research and development are charged as incurred and include employee-related expenses (including salaries and benefits, share based compensation, travel and expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies), costs associated with preclinical activities and development activities and costs associated with regulatory operations.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

Financial Operations Overview

The following table presents revenues and expenses for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Net product sales	$35,300	$56,215	(37)%
Royalty revenue	1,574	780	102%
Licensing and contract revenue	658	537	23%
Total revenues	37,532	57,532	(35)%
Cost of goods sold (inclusive of amortization of intangibles)	19,995	32,644	(39)%
Gross profit	17,537	24,888	(30)%
Gross profit percentage	47%	43%
Selling, general and administrative expenses	16,555	25,511	(35)%
Research and development expenses	5,771	5,360	8%
Impairment of intangibles	3,618	125,766	(97)%
Total operating expenses	25,944	156,637	(83)%
Interest expense and amortization of debt discount	3,740	4,552	(18)%
Other non-operating expense	659	15	4,293%
Total other non-operating expense	4,399	4,567	(4)%
Income (loss) before income taxes	(12,806)	(136,316)	(91)%
Income tax benefit (expense)	(193)	11,447	(102)%
Net loss	$(12,999)	(124,869)	(90)%

Revenue

The following table presents total revenues for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Venlafaxine ER (VERT)	$4,358	$18,293	(76)%
Methylphenidate ER	9,057	17,100	(47)%
Divigel	7,672	6,920	11%
Nitrofurantoin	3,342	—	NM %
Lorzone	1,638	4,063	(60)%
OB Complete	1,760	2,676	(34)%
Other	7,473	7,163	4%
Net product sales	35,300	56,215	(37)%
Royalty revenue	1,574	780	102%
Licensing and contract revenue	658	537	23%
Total revenues	$37,532	$57,532	(35)%

NM–Not meaningful

Total Revenues - Total revenues decreased by $20.0 million to $37.5 million for the three months ended June 30, 2020, as compared to $57.5 million for the three months ended June 30, 2019 primarily due to a decrease in net product sales.

Net Product Sales - Net product sales decreased by $20.9 million to $35.3 million for the three months ended June 30, 2020, as compared to $56.2 million for the three months ended June 30, 2019. Net sales of methylphenidate ER (including M-72) decreased 47% during the quarter due to price erosion from generic competitors resulting in significantly lower net selling prices and volumes. Net sales of VERT decreased 76% reflecting additional generic competition resulting in lower volumes and net realized selling prices. We expect that additional competition for both methylphenidate ER and VERT from current competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of these products during the remainder of 2020 and in future years. VERT sales were favorably impacted by $1.3 million in the aggregate related to product returns during the three months ended June 30, 2020 based on actual experience. There can be no assurance that actual product returns experience and other adjustments will continue to favorably impact net sales in 2020 and in future periods.

Product sales of Lorzone decreased by $2.5 million to $1.6 million for the three months ended June 30, 2020 compared to $4.1 million for the three months ended June 30, 2019, reflecting lower sales volumes due to the launch of a generic competitor in late 2019 and transition of sales to the Company’s authorized generic product during the quarter. Sales of Divigel increased approximately 11% driven primarily by the launch of a new dosage strength together with targeted promotional activities and strong patient access. Nitrofurantoin was launched during the second half of 2019. Product sales of OB Complete decreased by $0.9 million to $1.8 million, for the three months ended June 30, 2020 compared to $2.7 million for the three months ended June 30, 2019 due to lower sales volumes and realized net pricing. Other sales were relatively flat during the quarter.

Royalty Revenue - Royalty revenue increased by $0.8 million for the three months ended June 30, 2020, relative to the three months ended June 30, 2019 when price protection adjustments were incurred by one of our license partners, thereby reducing royalty revenue in that comparative period.

Licensing and Contract Revenue - Licensing and contract revenue increased $0.1 million during the three months ended June 30, 2020 primarily reflecting sales of a product to a private label distributor during the quarter.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	June 30,
	2020	2019	% Change
Amortization of intangible assets	$4,363	$16,868	(74)%
Depreciation expense	674	611	10%
Royalty expense	2,753	2,456	12%
Other cost of goods sold	12,205	12,709	(4)%
Total cost of goods sold	$19,995	$32,644	(39)%

Total cost of goods sold decreased $12.6 million in the three months ended June 30, 2020 to $20.0 million as compared to $32.6 million for the three months ended June 30, 2019. The decrease was primarily driven by a decrease in amortization of intangible assets largely due to lower amortization of VERT, methylphenidate ER and oxybutynin, partially offset by higher royalty expenses due to the launch of nitrofurantoin during the second half of 2019, and higher unit production costs.

Gross profit percentage increased to 47% for the three months ended June 30, 2020 compared to 43% in the same period in 2019. Excluding amortization and depreciation, our gross profit percentage decreased to 60% as compared to 74% for each of the three months ended June 30, 2020 and 2019, respectively, due to higher unit production costs and inventory reserves.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8.9 million during the three months ended June 30, 2020 to $16.6 million as compared to $25.5 million in the three months ended June 30, 2019. The decrease in our selling, general and administrative expenses reflects expense reductions associated with a salesforce reductions in the first quarter of 2020, combined with lower spending on marketing and general and administrative expenses during the second quarter of 2020.

Research and Development

Research and development expenses increased by $0.4 million in the three months ended June 30, 2020 to $5.8 million as compared to $5.4 million in the three months ended June 30, 2019. The increase reflects costs associated with the preparation of the filing of the amended NDA for arbaclofen ER and increased costs associated with medical education programs partially offset by the cost of manufacturing development batches of Osmolex in the three month period ended June 30, 2019, which costs were not present in 2020.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Arbaclofen ER	$1,264	$1,081	17%
RVL-1201	1,221	1,204	1%
Other	3,286	3,075	7%
Total	$5,771	$5,360	8%

Impairment of Intangibles Assets

Impairment of intangible assets of $3.6 million during the three months ended June 30, 2020 related to the write-down to fair value of oxybutynin due to revenue underperforming expectations. The following table details the impairment charges for such period (in thousands):

	Three Months Ended June 30, 2020
	Impairment
Asset/Asset Group	Charge	Reason For Impairment
Developed Technology
Oxybutynin	$3,618	Lower expected future cash flows.

Total Impairment Charges for three months ended June 30, 2020	$3,618

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $0.9 million in the three months ended June 30, 2020 to $3.7 million as compared to $4.5 million in the three months ended June 30, 2019. The decrease reflects lower interest rates generally.

Income Tax Benefit (Expense)

During the three months ended June 30, 2020, the Company recognized income tax expense of $0.2 million on $12.8 million of loss before income tax, compared to $11.4 million of income tax benefit on $136.3 million of loss before income tax during the comparable 2019 period.

Income taxes for the interim periods have been based on an estimated annualized worldwide effective tax rate. Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits, movement in a valuation allowance and the addition to state and foreign taxes.

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

Comparison of Six Months Ended June 30, 2020 and 2019

Financial Operations Overview

The following table presents revenues and expenses for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,
	2020	2019	% Change
Net product sales	$82,608	$112,615	(27)%
Royalty revenue	2,443	1,501	63%
Licensing and contract revenue	1,130	543	108%
Total revenues	86,181	114,659	(25)%
Cost of goods sold (inclusive of amortization of intangibles)	40,585	61,847	(34)%
Gross profit	45,596	52,812	(14)%
Gross profit percentage	53%	46%
Selling, general and administrative expenses	37,731	47,168	(20)%
Research and development expenses	11,459	15,125	(24)%
Impairment of intangibles	3,618	125,766	(97)%
Total operating expenses	52,808	188,059	(72)%
Interest expense and amortization of debt discount	7,804	9,052	(14)%
Other non-operating gain	(87)	(542)	(84)%
Total other non-operating expense	7,717	8,510	(9)%
Loss before income taxes	(14,929)	(143,757)	(90)%
Income tax benefit (expense)	(1,152)	12,201	(109)%
Net loss	$(16,081)	$(131,556)	(88)%

Revenue

The following table presents total revenues for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,
	2020	2019	% Change
Venlafaxine ER (VERT)	$18,476	$39,900	(54)%
Methylphenidate ER	17,453	37,890	(54)%
Divigel	15,253	12,417	23%
Nitrofurantoin	7,950	—	NM %
Lorzone	4,066	8,332	(51)%
OB Complete	3,637	4,606	(21)%
Other	15,773	9,470	67%
Net product sales	82,608	112,615	(27)%
Royalty revenue	2,443	1,501	63%
Licensing and contract revenue	1,130	543	108%
Total revenues	$86,181	$114,659	(25)%

NM–Not meaningful

Total Revenues - Total revenues decreased by $28.5 million to $86.2 million for the six months ended June 30, 20020, as compared to $114.7 million for the six months ended June 30, 2019 primarily due to a decrease in net product sales.

Net Product Sales - Net product sales decreased by $30.0 million to $82.6 million for the six months ended June 30, 2020, as compared to $112.6 million for the six months ended June 30, 2019. Net sales of methylphenidate ER (including M-72) decreased 54% for the six months ended June 30, 2020 due to price erosion from additional competitors entering the market, resulting in significantly lower net selling prices, partially offset by higher volumes. Net sales of VERT decreased 54% during the six months ended June 30, 2020 due to additional generic competition resulting in lower volumes and net realized selling prices. VERT sales were favorably impacted by $7.8 million, in the aggregate related to product returns and other adjustments during the six months ended June 30, 2020 based on actual experience. There can be no assurance that actual product returns experience or other adjustments will continue to favorably impact net sales in 2020 and in future periods. We expect that the additional competition for both methylphenidate ER and VERT from these competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of these products during the remainder of 2020 and in future years.

Product sales of Lorzone decreased 51% for the six months ended June 30, 2020 reflecting lower sales volumes due to the launch of a generic competitor in late 2019 and transition of sales to the Company’s authorized generic product during the current year period. We expect that additional competition for Lorzone from current competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of Lorzone during the remainder of 2020 and in future years. Sales of Divigel increased approximately 23% driven primarily by the launch of a new dosage strength together with targeted promotional activities and strong patient access. Product sales of OB Complete decreased 21% during the quarter due to lower volume of products sold, partially offset by higher net realized pricing. Nitrofurantoin was launched during the second half of 2019. Other sales increased $6.3 million, or 67%, during the period largely due to higher sales of a non-promoted product.

Royalty Revenue - Royalty revenue increased by $0.9 million for the six months ended June 30, 2020, relative to the six months ended June 30, 2019 when price protection adjustments were incurred by one of our license partners, thereby reducing royalty revenue in that comparative period.

Licensing and Contract Revenue - Licensing and contract revenue increased $0.6 million for the six months ended June 30, 2020 primarily reflecting sales of a product to a private label distributor.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended
	June 30,
	2020	2019	% Change
Amortization of intangible assets	$8,725	$33,736	(74)%
Depreciation expense	1,308	1,243	5%
Royalty expense	5,795	4,283	35%
Other cost of goods sold	24,757	22,585	10%
Total cost of goods sold	$40,585	$61,847	(34)%

Cost of goods sold decreased $21.2 million in the six months ended June 30, 2020 to $40.6 million as compared to $61.8 million for the six months ended June 30, 2019. The decrease was primarily driven by a decrease in amortization of intangible assets largely due to lower amortization of VERT, methylphenidate ER and oxybutynin, partially offset by higher royalty expenses due to the launch of nitrofurantoin during the second half of 2019, higher unit production costs and inventory reserves.

Gross profit percentage increased to 53% for the six months ended June 30, 2020 compared to 46% in the same period in 2019. Excluding amortization and depreciation, our gross profit percentage decreased to 65% for the six months ended June 30, 2020 as compared with 77% for the six months ended June 30, 2019, largely driven by higher royalty expenses associated with nitrofurantoin launched during the second half of 2019, partially offset by lower inventory reserves and regularly fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $9.5 million during the six months ended June 30, 2020 to $37.7 million as compared to $47.2 million in the six months ended June 30, 2019. The decrease in our selling, general and administrative expenses reflects reductions associated with salesforce reductions in the first quarter of 2020, combined with lower spending on marketing and general and administrative expenses during the period.

Research and Development

Research and development expenses decreased by $3.6 million in the six months ended June 30, 2020 to $11.5 million as compared to $15.1 million in the six months ended June 30, 2019. The decrease largely reflects the completion of Phase III clinical trials of both arbaclofen ER and RVL-1201 during the first and second quarters of 2019, respectively, partially offset by higher costs associated with medical education programs.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2020	2019	% Change
Arbaclofen ER	2,348	5,150	(54)%
RVL-1201	2,314	2,581	(10)%
Other	6,797	7,394	(8)%
Total	$11,459	$15,125	(24)%

Impairment of Intangibles Assets

Impairment of intangible assets of $3.6 million during the six months ended June 30, 2020 related to the write-down to fair value of oxybutynin due to revenue underperforming expectations. The following table details the impairment charges for such period (in thousands):

	Six Months Ended June 30, 2020
	Impairment
Asset/Asset Group	Charge	Reason For Impairment
Developed Technology
Oxybutynin	$3,618	Lower expected future cash flows.

Total Impairment Charges for six months ended June 30, 2020	$3,618

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $1.3 million in the six months ended June 30, 2020 to $7.8 million as compared to $9.1 million in the six months ended June 30, 2019. The decrease reflects lower levels of lower interest rates generally.

Other Non-operating (Income) Expenses, net

Other non-operating expense was $0.1 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

Income Tax Expense

During the six months ended June 30, 2020, the Company recognized income tax expense of $1.2 million on $14.9 million of loss before income tax, compared to $12.2 million of income tax benefit on $143.8 million of income before income tax during the comparable 2019 period.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and amounts available to be drawn under our Revolving Credit Facility, or Revolver. Our primary uses of cash are to fund operating expenses, product development costs, capital expenditures, interest or principal payments on our debt, as well as strategic business and product acquisitions. On August 10, 2020 we provided irrevocable notice for the prepayment of $25 million of term loans.

As of June 30, 2020, we had cash and cash equivalents of $140.4 million and borrowing availability under the Revolver of $50.0 million. We also had $271.3 million aggregate principal amount borrowed under our term loans.

As of June 30, 2020, the interest rate was 4.82% and 5.32% for our Term A Loan and Term B Loan, respectively. As of June 30, 2019, the interest rate was 6.15% and 6.65% for our Term A Loan and Term B Loan, respectively.

At June 30, 2020, there were no outstanding borrowings or outstanding letters of credit under the Revolver.

On January 13, 2020 we completed an equity offering and allotted 6.9 million ordinary shares at a public offering price of $5.00 per share. The number of shares issued in this offering reflected the exercise in full of the underwriters option to purchase 900,000 ordinary shares. The aggregate proceeds from the follow-on offering were approximately $31.8 million after deducting underwriter discounts and commissions and offering expenses. Proceeds from the offering were used for working capital and general corporate purposes.

On July 16, 2020 we completed a follow-on equity offering and allotted 5.0 million ordinary shares. The aggregate proceeds from the follow-on offering were approximately $30.4 million after deducting offering expenses. Proceeds from the offering will be used for working capital and general corporate purposes.

Our non-promoted products, including methylphenidate ER and VERT compete in generic markets for which competition has eroded, and will continue to erode, profitability over time. During 2019 several companies launched competing versions of methylphenidate ER. Additionally, there were three approvals and one launch of competing dosage strengths of VERT during 2019. During the six month period ended on June 30, 2020, there were two launches of generic VERT, and as of June 30, 2020 there were three approved AB rated generic forms of Lorzone. As a result, we have experienced, and anticipate that we will continue to experience, price erosion negatively affecting profitability of both methylphenidate ER, VERT and Lorzone in 2020 and future years.

We believe that our existing cash balances, cash we expect to generate from operations from our existing product portfolio, as well as funds available under the Revolver, will be sufficient to fund our operations and to meet our existing obligations for at least the next 12 months.

The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, drug development and commercialization costs, as well as other factors, such as successful development and launching of new products and strategic product or business acquisitions. Our assumptions may prove to be wrong or other factors may adversely affect our business. We expect our near term levels of cash flow to be negatively affected by price competition on methylphenidate ER, VERT and Lorzone, and increased expenses associated with new product launches. As a result, we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations. This could, among other things, force us to raise additional funds or force us to reduce our expenses through cost cutting measures either of which could have a material adverse effect on our business. During the third quarter of 2019 and first quarter of 2020, the Company realigned and reduced its operating infrastructure to prepare for the launch of Upneeq. During 2019 and continuing through the second quarter of 2020, the company implemented additional cost savings measures to reduce expenses. Additionally, the Company is exploring options to raise additional capital by, for example, out-licensing or partnering rights to arbaclofen ER, divesting non-strategic assets, strategic business development, and/or conducting one or more public or private debt or equity financings, which could be dilutive to our shareholders. Such actions may not be on favorable terms and the proceeds from such actions may not be sufficient to meet our obligations.

To continue to grow our business over the longer term, we plan to commit resources to internal product development, which may include clinical trials of product candidates, and expansion of our commercial, manufacturing and other operations. In addition, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our shareholders, and the consent of the lenders under our senior secured facilities could be required for certain financings.

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

Cash Flows

The following table provides information regarding our cash flows for the periods indicated (dollars in thousands):

	Six Months Ended
	June 30,
	2020	2019	Change
Net cash provided by (used in) operating activities	$16,301	$(4,159)	$20,460
Net cash used in investing activities	(1,680)	(2,091)	411
Net cash provided by (used in) financing activities	29,890	(847)	30,737
Net increase (decrease) in cash and cash equivalents	$44,511	$(7,097)	$51,608

Net cash provided by (used in) operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash provided by operating activities was $16.3 million for the six months ended June 30, 2020, and net cash used in operating activities was $4.2 million for the six months ended June 30, 2019.

The increase in cash provided by operating activities for the six months ended June 30, 2020, was primarily as a result of lower levels of net accounts receivable, inventories and prepaid expenses, which were offset by lower levels of accrued expenses. The decrease in accounts receivable reflects improved cash collections resulting from lower chargeback and rebate deductions and accruals. Accrued expenses decreased due to lower reserves for product returns, government rebates and accruals related to clinical trial activity.

Net cash used in investing activities

Our uses of cash in investing activities during the six months ended June 30, 2020 and 2019 reflected purchases of property, plant and equipment of $1.6 million and $2.1 million, respectively.

Net cash provided by (used in) financing activities

Net cash provided by financing activities of $29.9 million during the six months ended June 30, 2020 primarily related to the proceeds of the equity offering completed in January 2020.

Net cash used in financing activities of $0.8 million during the six months ended June 30, 2019 primarily related to payments to an insurance premium financing loan.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in our contractual obligations during the six months ended June 30, 2020 from those as of December 31, 2019 as set forth in our filed Annual Report on Form 10-K.

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

We record product sales net of any variable consideration, which includes estimated chargebacks, commercial rebates, discounts and allowances and credit losses. We utilize the expected value method to estimate all elements of variable consideration included in the transaction. The variable consideration is recorded as a reduction of revenue at the time revenues are recognized. We will only recognize revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration amount received and we will re-assess these estimates each reporting period to reflect known changes in factors.

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

Licensing and Contract Revenue— We have arrangements with commercial partners that allow for the purchase of product from us by the commercial partner for purposes of sub-distribution. We recognize revenue from an arrangement when control of such product is transferred to the commercial partner, which is typically upon delivery. In these situations the performance obligation is satisfied when product is delivered to our commercial partner. Licensing revenue is recognized in the period in which the product subject to the sublicensing arrangement is sold. Sales deductions, such as returns on product sales, government program rebates, price adjustments, and prompt pay discounts in regard to licensing revenue is generally the responsibility of our commercial partners and not recorded by us.

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

Where available, we have relied on information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to days of sales outstanding, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we have evaluated market conditions for products primarily through the analysis of wholesaler and other third party sell-through, as well as internally-generated information, to assess factors that could impact expected product demand at June 30, 2020. We believe that the estimated level of inventory held by our customers is within a reasonable range as compared to both: (i) historical amounts and (ii) expected demand for each respective product at June 30, 2020.

If the assumptions we use to calculate our allowances for sales deductions do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.

The following table presents the activity and ending balances for our product sales provisions for the six months ended June 30, 2020 (in thousands):

			Government		Discounts
		Commercial	and Managed	Product	and
	Chargebacks	Rebates	Care Rebates	Returns	Allowances	Total
Balance at December 31, 2018	$38,861	$49,232	$9,981	$48,464	$3,510	$150,048
Provision	345,366	147,173	20,092	(3,932)	15,719	524,418
Charges processed	(369,603)	(182,826)	(25,206)	(11,075)	(17,638)	(606,348)
Balance at December 31, 2019	$14,624	$13,579	$4,867	$33,457	$1,591	$68,118
Provision	77,312	12,509	9,747	613	4,147	104,328
Charges processed	(82,641)	(15,942)	(10,603)	(8,093)	(4,942)	(122,221)
Balance June 30, 2020	$9,295	$10,146	$4,011	$25,977	$796	$50,225

Total items deducted from gross product sales were $104.3 million (excluding $1.6 million in provisions for advertising and promotion), or 55.3% as a percentage of gross product sales during the six months ended June 30, 2020. As gross product sales have declined due to recent decreases in selling prices, sales deductions as a percentage of gross product sales are correspondingly less.

Chargebacks—We enter into contractual agreements with certain third parties such as retailers, hospitals and group-purchasing organizations, or GPOs, to sell certain products at predetermined prices. Most of the parties have elected to have these contracts administered through wholesalers that buy the product from us and subsequently sell it to these third parties. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to us by the wholesaler and the price under the specific contract is charged back to us by the wholesaler. Utilizing this information, we estimate a chargeback percentage for each product and record an allowance for chargebacks as a reduction to gross sales when we record our sale of the products. We reduce the chargeback allowance when a chargeback request from a wholesaler is processed. Our provision for chargebacks is fully reserved for at the time when sales revenues are recognized.

We obtain product inventory reports from major wholesalers to aid in analyzing the reasonableness of the chargeback allowance and to monitor whether wholesaler inventory levels do not significantly exceed customer demand. We assess the reasonableness of our chargeback allowance by applying a product chargeback percentage that is based on a combination of historical activity and current price and mix expectations to the quantities of inventory on hand at the wholesalers according to wholesaler inventory reports. In addition, we estimate the percentage of gross sales that were generated through direct and indirect sales channels and the percentage of contract compared to non-contract revenue in the period, as these each affect the estimated reserve calculation. In accordance with our accounting policy, we estimate the percentage amount of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a trend of such sales through wholesalers. We use this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, we evaluate our actual chargeback rate experience, and new trends are factored into our estimates each quarter as market conditions change.

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

Chargebacks were $77.3 million, or 41.0% as a percentage of gross product sales for the six months ended June 30, 2020. We expect that chargebacks will continue to significantly impact our reported net product sales.

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

The allowance for commercial rebates takes into consideration price adjustments which are credits issued to reflect increases or decreases in the invoice or contract prices of our products. In the case of a price decrease, a shelf-stock adjustment credit is given for product remaining in customer’s inventories at the time of the price reduction. Contractual price protection results in a similar credit when the invoice or contract prices of our products increase, effectively allowing customers to purchase products at previous prices for a specified period of time. Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices, and estimates of inventory held by customers. We regularly monitor these and other factors and evaluate the reserve as additional information becomes available.

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

Commercial rebates were $12.5 million, or 6.6% as a percentage of gross product sales for the six months ended June 30, 2020. We expect that commercial rebates will continue to significantly impact our reported net sales.

Government Program Rebates—Federal law requires that a pharmaceutical distributor, as a condition of having federal funds being made available to the states for the manufacturer’s drugs under Medicaid and Medicare Part B, must enter into a rebate agreement to pay rebates to state Medicaid programs for the distributor’s covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under a fee-for-service arrangement. CMS is responsible for administering the Medicaid rebate agreements between the federal government and pharmaceutical manufacturers. Rebates are also due on the utilization of Medicaid managed care organizations, or MMCOs. We also pay rebates to MCOs for the reimbursement of a portion of the sales price of prescriptions filled that are covered by the respective plans. The liability for Medicaid, Medicare and other government program rebates is settled in cash and is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization for each product sold, and accordingly recorded as a reduction of product sales. Medicaid rebates are typically billed up to 180 days after the product is shipped, but can be as much as 270 days after the quarter in which the product is dispensed to the Medicaid participant. In addition to the estimates mentioned above, our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. Periodically, we adjust the Medicaid rebate provision based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of this provision for several periods. Because Medicaid pricing programs involve particularly difficult interpretations of complex statutes and regulatory guidance, our estimates could differ from actual experience.

Government and managed care rebates were $9.7 million, or 5.2% as a percentage of gross product sales for the six months ended June 30, 2020.

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

Historical factors such as one-time recall events as well as pending new developments such as comparable product approvals or significant pricing movement that may impact the expected level of returns are taken into account monthly to determine the appropriate accrued expense. As part of the evaluation of the liability required, we consider actual returns to date that are in process, the expected impact of any product recalls and the amount of wholesaler’s inventory to assess the magnitude of unconsumed product that may result in product returns to us in the future. The product returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the pull through for sales of our products and ultimately impact the level of product returns. In determining our estimates for returns and allowances, we are required to make certain assumptions regarding the timing of the introduction of new products. In addition, we make certain assumptions with respect to the extent and pattern of decline associated with generic competition. To make these assessments, we utilize market data for similar products as analogs for our estimations. We use our best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make the appropriate changes to our estimates and assumptions as new information becomes available to us. Product returns are fully reserved for at the time when sales revenues are recognized.

Our estimate for returns may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. When we are aware of an increase in the level of inventory of our products in the distribution channel, we consider the reasons for the increase to determine whether we believe the increase is temporary or other-than-temporary. Increases in inventory levels assessed as temporary will not result in an adjustment to our provision for returns. Some of the factors that may be an indication that an increase in inventory levels will be temporary include:

●	recently implemented or announced price increases for our products; and
●	new product launches or expanded indications for our existing products.

Conversely, other-than-temporary increases in inventory levels may be an indication that future product returns could be higher than originally anticipated and, accordingly, we may need to adjust our provision for returns. Some of the factors that may be an indication that an increase in inventory levels will be other-than-temporary include:

●	declining sales trends based on prescription demand;
●	recent regulatory approvals to shorten the shelf life of our products, which could result in a period of higher returns;
●	slow moving or obsolete product still in the distribution channel;
●	introduction of new product(s) or generic competition;
●	increasing price competition from generic competitors; and
●	changes to the National Drug Codes, or NDCs, of our products, which could result in a period of higher returns related to product with the old NDC, as our customers generally permit only one NDC per product for identification and tracking within their inventory systems.

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

Product returns were a benefit of $0.6 million, or 0.3% as a percentage of gross product sales for the six months ended June 30, 2020.

Promotions and Co-Pay Discount Cards—From time to time we authorize various retailers to run in-store promotional sales of our products. We accrue an estimate of the dollar amount expected to be owed back to the retailer. Additionally, we provide consumer co-pay discount cards, administered through outside agents to provide discounted products when redeemed. Upon release of the cards into the market, we record an estimate of the dollar value of co-pay discounts expected to be utilized taking into consideration historical experience.

Advertising and promotions were $1.6 million, or 0.8% as a percentage of gross product sales for the six months ended June 30, 2020. Advertising and promotions as a percentage of gross product sales did not change materially during the periods presented.

Discounts and allowances were $4.1 million, or 2.2% as a percentage of gross product sales for the six months ended June 30, 2020. Discounts and allowances as a percentage of gross product sales did not change materially during the periods presented.

Valuation of long-lived assets

As of June 30, 2020, our combined long-lived assets balance, including property, plant and equipment and finite-lived intangible assets, is $106.9 million.

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Factors that we consider in deciding when to perform an impairment review include significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group.

Our long-lived intangible assets, which consist of distribution rights, product rights, tradenames and developed technology, are initially recorded at fair value upon acquisition. To the extent they are deemed to have finite lives, they are then amortized over their estimated useful lives using either the straight-line method or based on the expected pattern of cash flows. Factors giving rise to our initial estimate of useful lives are subject to change. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income and net income per share to decrease.

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

Goodwill and indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

The goodwill impairment test requires us to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, an impairment charge is recorded for the difference. If the carrying value recorded is less than the fair value calculated then no impairment loss is recognized. The fair value of our reporting unit is determined using an income approach that utilizes a discounted cash flow model or, where appropriate, the market approach, or a combination thereof. The discounted cash flow models are dependent upon our estimates of future cash flows and other factors. Our estimates of future cash flows are based on a comprehensive product by product forecast over a five-year period and involve assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amounts, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions, all which may differ from actual future cash flows.

During the six months ended June 30, 2020 we assessed goodwill for indications of impairment and based on this assessment of indications performed, we determined that no additional evaluation was necessary and we did not recognize an impairment charge. A sustained decline in our market capitalization, even if due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill and cause the Company to conduct additional impairment tests.  A determination that all or a portion of our goodwill is impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

If the fair value of the IPR&D is less than its carrying amount, an impairment loss is recognized for the difference. Beginning in 2018, we have been assessing for indications of impairment of IPR&D assets quarterly. Based on results of the assessment of impairment indications performed, we determined that no additional evaluation was required and we did not recognize impairment charges to IPR&D as of June 30, 2020.

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

Deferred income tax assets are reduced, as is necessary, by a valuation allowance when we determine it is more-likely-than-not that some or all of the tax benefits will not be realizable in the future. Realization of the deferred tax assets is dependent on a variety of factors, some of which are subjective in nature, including the generation of future taxable income, the amount and timing of which are uncertain. In evaluating the ability to recover the deferred tax assets, we consider all available positive and negative evidence, including cumulative income in recent fiscal years, the forecast of future taxable income exclusive of certain reversing temporary differences and significant risks and uncertainties related to our business. In determining future taxable income, management is responsible for assumptions utilized including, but not limited to, the amount of U.S. federal, state and international pre-tax operating income, the reversal of certain temporary differences, carryforward periods available to us for tax reporting purposes, the implementation of feasible and prudent tax planning strategies and other relevant factors. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that we are using to manage the underlying business. We assess the need for a valuation allowance each reporting period, and would record any material changes that may result from such assessment to income tax expense in that period.

We account for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The evaluation of unrecognized tax benefits is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate unrecognized tax benefits and adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The liabilities for unrecognized tax benefits can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the more-likely-than-not threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax provision (benefit).

The most significant tax jurisdictions are Ireland, the United States, Argentina and Hungary. Significant estimates are required in determining the provision for income taxes. Some of these estimates are based on management’s interpretations of jurisdiction-specific tax laws or regulations and the likelihood of settlement related to tax audit issues. Various internal and external factors may have favorable or unfavorable effects on the future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, changes in the international organization, likelihood of settlement, and changes in overall levels of income before taxes.

As of June 30, 2020, the Company had a federal net operating loss carryover of $2.2 million and net operating loss carryovers in certain foreign tax jurisdictions of approximately $10.4 million which will begin to expire in 2022. At June 30, 2020, the Company had total tax credit carryovers of approximately $4.5 million, primarily consisting of Federal Orphan Drug Tax Credit carryovers. These credit carryovers are expected to be fully realized prior to their expiration, beginning in 2036.

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

Share-based Compensation

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

Our share-based compensation cost will be measured at the grant date based on the fair value of the award and will be recognized as expense over the requisite service period, which will generally represent the vesting period. We will use the Black Scholes valuation model for estimating the fair value on the date of grant of stock options. The fair value of stock option awards will be affected by our valuation assumptions, the volatility of equity comparables, the expected term of the options, the risk-free interest rate, expected dividends and other objective and subjective variables.

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

Through the operation of our subsidiaries based in Argentina and Hungary, we are exposed to foreign exchange rate risks. In addition to the operations of our foreign subsidiaries, we also contract with vendors that are located outside the United States, and in some cases make payments denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2020, our liabilities denominated in foreign currencies were not material.

We are exposed to fluctuations in interest rates on our senior secured credit facilities. An increase in interest rates could have a material impact on our cash flow. As of June 30, 2020, a 100 basis point increase in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $2.7 million on interest expense.

As of June 30, 2020, we had cash and cash equivalents of $140.4 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

Inflation generally affects us by increasing our cost of labor, API and clinical trials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2020.

Item 4. Controls and Procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

Our decision to establish and dispense Upneeq exclusively through a wholly-owned mail order pharmacy represents a new distribution model for us and will expand the scope of applicable government regulation and may provoke government scrutiny.

We currently anticipate that Upneeq will be dispensed solely through a mail order pharmacy operated by RVL Pharmacy LLC. RVL Pharmacy was recently established as a wholly-owned subsidiary of RVL Pharmaceuticals, Inc. (formerly RevitaLid, Inc. and the NDA holder of Upneeq), which is our wholly-owned subsidiary commercializing Upneeq. The pharmacy will dispense only Upneeq and will operate only on a cash basis (i.e., will not submit any claims to third party payors for prescriptions filled). We cannot be certain that this new business model will be successful. As a pharmacy, RVL Pharmacy will be subject to certain regulations that have not historically applied to our operations, including state pharmacy licensure requirements and privacy and data security laws applicable only to health care providers. For example, none of our companies have historically been a covered entity under HIPAA. We have determined, however, that RVL Pharmacy may be a HIPAA covered entity. HIPAA covered entities are subject to comprehensive data privacy, security and breach notification obligations and non-compliance may result in civil money penalties as well as criminal fines and imprisonment. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our pharmacy operations. For example, pharmacies licensed under California law are subject to California's Confidentiality of Medical Information Act, CMIA, which places restrictions on the use and disclosure of medical information by providers of health care, including pharmacies, and can impose a significant compliance obligation on such providers. Violations of the CMIA can result in criminal, civil and administrative sanctions, and the CMIA also provides individuals a private right of action with respect to disclosures of their health information that violate CMIA.

Compliance with data privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, and restrict our ability to collect, use and disclose data. Each of these constantly evolving laws can be subject to varying interpretations. Failure to comply with data protection laws and regulations could result in government investigations and enforcement actions (which could include civil or criminal penalties), fines, private litigation, and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals' privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Also, certain pharmacies owned by or closely affiliated with pharmaceutical manufacturers have been subject to government scrutiny in the past. Although we do not expect the pharmacy to submit claims to third party payors and anticipate that patients will be responsible for the costs associated with the product, there can be no assurance that RVL Pharmacy and its relationship to RVL Pharmaceuticals, Inc. will not be subject to government scrutiny. Such scrutiny could result in increased regulatory costs to us or cause us to be the subject of a regulatory investigation or sanctions, which could adversely affect our business, results of operations or financial condition, which would materially harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended June 30, 2020 by or on behalf of Osmotica Pharmaceuticals plc or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
04/1/20 - 04/30/20	-	-	-	4,549,710
05/1/20 - 05/31/20	64,430	4.85	64,430	4,485,280
06/1/20 - 06/30/20	104,827	5.79	104,827	4,380,453
Total	169,257	$5.43	169,257

(1)	On September 3, 2019, the Company’s Board of Directors authorized the repurchase of up to 5,251,892 ordinary shares pursuant to a share repurchase program. Purchases under the ordinary share repurchase program can be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including the price and business and market conditions. The Company expects to retire ordinary shares acquired under the repurchase program. The repurchase program expires November 28, 2020.

Item 6. Exhibits.

EXHIBIT 10.1	-	Osmotica Pharmaceuticals plc Amended and Restated 2018 Employee Share Purchase Plan

EXHIBIT 10.2	-	Osmotica-Form of Restricted Stock Unit Award Agreement under the Osmotica Pharmaceuticals plc 2018 Incentive Plan

EXHIBIT 10.3	-	Osmotica-Form of Performance Stock Unit Award Agreement under the Osmotica Pharmaceuticals plc 2018 Incentive Plan

EXHIBIT 10.4	-	Osmotica-Form of Director Restricted Stock Unit Award Agreement under the Osmotica Pharmaceuticals plc 2018 Incentive Plan

EXHIBIT 31.1	-	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a—14 and 15d—14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	-	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a—14 and 15d—14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	-	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	-	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osmotica Pharmaceuticals plc

Dated: August 11, 2020	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer

Dated: August 11, 2020	By:	/s/ Andrew Einhorn
Andrew Einhorn
Chief Financial Officer