Form 10-K/A
period 2019-12-31
Osmotica Pharmaceuticals plc
filed 2020-09-11
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders have been filed with the Securities and Exchange Commission pursuant to Regulation 14A and are incorporated by reference in Part III Items 10-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Osmotica Pharmaceuticals plc (the “Company”) for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2020 (the “Original Filing”), is being filed solely to include revised Exhibits 31.1 and 31.2, which include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted by the Company when originally filed. This Amendment contains only the cover page, this explanatory note, the exhibit index, the signature page and the revised exhibits. Because no financial statements are included with this Amendment, paragraph 3 of the certifications in Exhibits 31.1 and 31.2 has been omitted.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the Original Filing

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Amendment.

(3) The following exhibits:

Exhibit No.	Description

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osmotica Pharmaceuticals plc

Dated: September 11, 2020	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer