Form 10-Q
period 2020-09-30
Osmotica Pharmaceuticals plc
filed 2020-11-10
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 62,585,832 ordinary shares ($0.01 nominal value per share) outstanding as of November 09, 2020.

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

We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include the following:

●	if we are unable to successfully develop or commercialize new products, or do so on a timely or cost effective basis, our operating results will suffer;
●	due to our dependence on a limited number of products, our business could be materially adversely affected if one or more of our key products do not perform as well as expected;
●	failures of or delays in clinical trials could result in increased costs to us and could jeopardize or delay our ability to obtain regulatory approval and commence sales of new products;
●	we are, and will continue to be in the future, a party to legal proceedings that could result in adverse outcomes;
●	as of September 30, 2020, we had total outstanding debt of approximately $219.3 million (net of deferred financing costs), and we had unused commitments of $50.0 million under our senior secured credit facilities. Our substantial debt could adversely affect our liquidity and our ability to raise additional capital to fund operations and could limit our ability to pursue our growth strategy or react to changes in the economy or our industry;
●	we face intense competition from both brand and generic companies, which could significantly limit our growth and materially adversely affect our financial results;
●	a business interruption at our manufacturing facility, our warehouses or at facilities operated by third parties that we rely on could have a material adverse effect on our business;
●	our profitability depends on our major customers, and if our relationships with them do not continue as expected, our business, prospects and results of operations could materially suffer;
●	if we are unable to develop or maintain our sales capabilities, we may not be able to effectively market or sell our products;

●	our competitors and other third parties may allege that we are infringing their intellectual property, forcing us to expend substantial resources in resulting litigation, and any unfavorable outcome of such litigation could have a material adverse effect on our business;
●	our profitability depends on coverage and reimbursement by governmental authorities and other third-party payors and healthcare reform and other future legislation creates uncertainty and may lead to reductions in coverage or reimbursement levels;
●	we are subject to extensive governmental regulation and we face significant uncertainties and potentially significant costs associated with our efforts to comply with applicable regulations;
●	our products or product candidates may cause adverse side effects that could delay or prevent their regulatory approval, or result in significant negative consequences following regulatory approval;
●	manufacturing or quality control problems may damage our reputation, require costly remedial activities or otherwise negatively impact our business;
●	our business may be adversely affected by the continuing coronavirus pandemic; and
●	other factors that are described in the "Risk Factors" section of our Annual Report on Form 10-K that was filed on March 19, 2020 our Quarterly Reports on Form 10-Q that were filed on May 12, 2020 and August 11, 2020, and this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$126,093	$95,865
Trade accounts receivable, net	21,569	43,914
Inventories, net	21,703	21,305
Prepaid expenses and other current assets	6,805	11,546
Total current assets	176,170	172,630
Property, plant and equipment, net	28,664	30,238
Operating lease assets	3,233	4,983
Intangibles, net	117,904	153,986
Goodwill	100,855	100,855
Other non-current assets	420	563
Total assets	$427,246	$463,255
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$7,909	$8,495
Accrued liabilities	45,376	65,253
Current portion of obligation under finance leases	65	127
Current portion of lease liability	1,596	2,062
Total current liabilities	54,946	75,937
Long-term debt, net of non-current deferred financing costs	219,290	267,950
Long-term portion of obligation under finance leases	8	44
Long-term portion of lease liability	1,790	3,116
Deferred taxes	526	1,500
Total liabilities	276,560	348,547
Commitments and contingencies (See Note 11)
Shareholders' equity:
Ordinary shares ($0.01 nominal value 400,000,000 shares authorized, 63,105,832 and 51,845,742 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	631	518
Preferred shares ($0.01 nominal value 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	550,020	489,440
Accumulated deficit	(397,736)	(373,021)
Accumulated other comprehensive loss	(2,229)	(2,229)
Total shareholders' equity	150,686	114,708
Total liabilities and shareholders' equity	$427,246	$463,255

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net product sales	$31,175	$64,041	$113,783	$176,657
Royalty revenue	432	1,325	2,875	2,826
Licensing and contract revenue	25,564	95	26,694	637
Total revenues	57,171	65,461	143,352	180,120
Cost of goods sold (inclusive of amortization of intangibles)	16,717	27,312	57,301	89,160
Gross profit	40,454	38,149	86,051	90,960
Selling, general and administrative expenses	23,543	24,751	61,276	71,919
Research and development expenses	3,726	8,285	15,185	23,410
Impairment of intangibles	19,539	128,113	23,157	253,879
Total operating expenses	46,808	161,149	99,618	349,208
Operating loss	(6,354)	(123,000)	(13,567)	(258,248)
Interest expense and amortization of debt discount	3,564	4,504	11,368	13,555
Other non-operating gain	(153)	(177)	(241)	(719)
Total other non-operating expense	3,411	4,327	11,127	12,836
Loss before income taxes	(9,765)	(127,327)	(24,694)	(271,084)
Income tax benefit (expense)	1,132	14,623	(21)	26,824
Net and other comprehensive loss	$(8,633)	$(112,704)	$(24,715)	$(244,260)
Loss per share attributable to shareholders
Basic and Diluted	$(0.14)	$(2.15)	$(0.41)	$(4.65)
Weighted average shares basic and diluted
Basic and Diluted	62,785,866	52,476,540	59,979,834	52,504,518

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

(Unaudited)

(In thousands, except share data)

					Accumulated
					other
	Ordinary shares		Additional	Accumulated	comprehensive
	Shares	Amount	paid in capital	deficit	loss	Total
Balance at January 1, 2019	52,518,924	$525	$487,288	$(102,120)	$(1,846)	$383,847
Net loss	—	—	—	(6,687)	—	(6,687)
Share compensation	—	—	1,169	—	—	1,169
Balance at March 31, 2019	52,518,924	$525	$488,457	$(108,807)	$(1,846)	$378,329
Net loss	—	—	—	(124,869)	—	(124,869)
Change in foreign currency translation	—	—	—	—	—	—
Share compensation	—	—	1,327	—	—	1,327
Balance at June 30, 2019	52,518,924	$525	$489,784	$(233,676)	$(1,846)	$254,787
Repurchase of ordinary shares	(355,571)	(4)	(1,335)	—	—	(1,338)
Net loss	—	—	—	(112,705)	—	(112,705)
Change in foreign currency translation	—	—	—	—	(383)	(383)
Share compensation	—	—	1,335	—	—	1,335
Balance at September 30, 2019	52,163,353	$521	$489,784	$(346,380)	$(2,229)	$141,696

Balance at January 1, 2020	51,845,742	$518	$489,440	$(373,021)	$(2,229)	$114,708
Net loss	—	—	—	(3,083)	—	(3,083)
Share compensation	181,966	2	1,107	—	—	1,109
Payments for taxes related to the net share settlement of equity awards	—	—	(616)	—	—	(616)
Proceeds from issuance of ordinary shares, net of offering costs	6,900,000	69	31,720	—	—	31,789
Repurchase of ordinary shares	(29,000)	—	(167)	—	—	(167)
Balance at March 31, 2020	58,898,708	$589	$521,484	$(376,104)	$(2,229)	$143,740
Net loss	—	—	—	(12,999)	—	(12,999)
Share compensation	31,295	1	1,221	—	—	1,222
Payments for taxes related to the net share settlement of equity awards			(133)	—	—	(133)
Proceeds from issuance of ordinary shares, net of offering costs				—	—	—
Repurchase of ordinary shares	(169,257)	(2)	(917)	—	—	(919)
Balance at June 30, 2020	58,760,746	$588	$521,655	$(389,103)	$(2,229)	$130,911
Net loss	—	—	—	(8,633)	—	(8,633)
Share compensation	22,554	—	1,508	—	—	1,508
Proceeds from issuance of ordinary shares, net of offering costs	5,000,000	50	30,599	—	—	30,649
Repurchase of ordinary shares	(677,468)	(7)	(3,742)	—	—	(3,749)
Balance at September 30, 2020	63,105,832	$631	$550,020	$(397,736)	$(2,229)	$150,686

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,715)	$(244,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,589	50,605
Share compensation	3,836	3,831
Impairment of intangibles	23,157	253,879
Deferred income tax benefit	(974)	(28,493)
Loss on sale of fixed and leased assets	281	75
Bad debt provision	6	(160)
Amortization of deferred financing and loan origination fees	985	1,000
Write off of deferred financing fees in connection with prepayment	496	—
Change in operating assets and liabilities:
Trade accounts receivable, net	22,339	22,722
Inventories, net	(398)	(2,857)
Prepaid expenses and other current assets	4,741	12,536
Trade accounts payable	(586)	(14,964)
Accrued and other current liabilities	(19,915)	(21,022)
Net cash provided by operating activities	25,842	32,892
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed and leased assets	50	12
Payments on disposal of leased assets	(209)	(34)
Purchase of property, plant and equipment	(2,213)	(3,042)
Net cash used in investing activities	(2,372)	(3,064)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(98)	(97)
Proceeds from public offering, net of issuance costs	62,440	—
Debt repayment	(50,000)	—
Repurchases of ordinary shares	(4,835)	(1,338)
Payments for taxes related to net share settlement of equity awards	(749)	—
Proceeds from insurance financing loan	—	1,314
Repayment of insurance financing loan	—	(2,691)
Net cash provided by (used in) financing activities	6,758	(2,812)
Net change in cash and cash equivalents	30,228	27,016
Effect on cash of changes in exchange rate	—	164
Cash and cash equivalents, beginning of period	95,865	70,834
Cash and cash equivalents, end of period	$126,093	$98,014
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$12,014	$11,202
Cash paid for taxes	$1,435	$545

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

Until the Reorganization, Osmotica Pharmaceuticals plc did not conduct any operations (other than activities incidental to its formation, the Reorganization and the pursuit of an IPO). Upon the completion of the Reorganization, the historical consolidated financial statements of Osmotica Holdings S.C.Sp. became the historical financial statements of Osmotica Pharmaceuticals plc. Accordingly, the accompanying unaudited condensed consolidated financial information as of and for the three and nine months ended September 30, 2020 included herein reflect the financial information of Osmotica Holdings S.C.Sp.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2020 or any period thereafter. The accompanying Condensed Consolidated Balance Sheet data as of December 31, 2019 was derived from the audited consolidated financial statements.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive as of September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Restricted stock units	2,785,197	1,438,642	2,785,197	1,237,614
Options to purchase ordinary shares	2,961,875	3,152,162	2,961,875	3,173,065

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

Licensing and Contract Revenue—The transfer of the license is a performance obligation satisfied at a point in time. For arrangements that include non-sales based milestones, including milestone payments based on regulatory approvals or other activities, and the license is deemed to be the predominant item to which the milestones relate, the Company recognizes revenue at the later of a) when the milestone activity is achieved, or b) when the performance obligation to which some or all the milestone has been allocated has been satisfied (or partially satisfied). For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied).

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table disaggregates revenue from contracts with customers by pharmaceutical products (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Pharmaceutical Product	2020	2019	2020	2019
Venlafaxine ER (VERT)	$3,583	$22,487	$22,059	$62,387
Methylphenidate ER	6,316	17,879	23,769	55,769
Divigel	7,801	6,416	23,032	18,833
Nitrofurantoin	2,242	1,990	9,205	1,990
Lorzone	214	3,750	4,280	12,082
OB Complete	1,629	2,589	5,266	7,195
Other	9,390	8,930	26,172	18,401
Net product sales	31,175	64,041	113,783	176,657
Royalty revenue	432	1,325	2,875	2,826
License and contract revenue	25,564	95	26,694	637
Total revenues	$57,171	$65,461	$143,352	$180,120

On July 28, 2020, the Company entered into a License Agreement with Santen Pharmaceutical Co. Ltd, granting Santen the exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as EMEA countries. Under the agreement the Company received an upfront license milestone payment of $25.0 million which was recognized as license and contract revenue in the quarter as all performance obligations were met. The Company is also entitled to royalty payments on net sales of RVL-1201 in Santen commercializations territories.

Development and regulatory milestone payments will be recognized when the Company is reasonably certain that they would not be reversed. Because the commercial milestone and royalty-based payments are associated with the transfer of a license, a performance obligation that was satisfied at or near the inception of the contract, the Company will recognize these payments when the sales triggering the payments are achieved. The Company intends to use estimates provided by Santen and will perform true-ups on a quarterly basis.

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had an immaterial amount of deferred revenue as of September 30, 2020. Upon adoption of ASC Topic 606, the Company did not have any contract assets or liabilities. The Company has elected to apply the exemption under paragraph 606-10-50-14(a) related to remaining performance obligations as all open purchase orders are expected to be satisfied with a period of one year from the date of the purchase order.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of September 30, 2020. The Company has no costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs.

Note 4. Accounts Receivable, Sales and Allowances

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, allowance for

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The Company is exposed to credit losses primarily through sales of its products. Prior to January 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. Beginning January 1, 2020, accounts receivable are recorded at amortized cost less an allowance for expected credit losses that are not expected to be recovered. The Company’s expected loss methodology for accounts receivable is developed using historical collection experience, a review of the current status of customer’s trade receivables, and current and future market conditions. Due to the short-term nature of such receivables, the estimate of accounts receivable that may not be collected is based on the aging of accounts receivable balances and the financial condition of customers. The Company’s monitoring activities include timely account reconciliations, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written-off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding a novel strain of the coronavirus, referred to as 2019-ncov, COVID-19 coronavirus epidemic, or COVID-19, and determined that the estimate of credit losses was not significantly impacted.

With the exception of the allowance for credit losses, which is reflected as part of selling, general and administrative expense, the provisions for the following customer reserves are reflected as a reduction of revenues in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Trade accounts receivable, net consisted of the following (dollars in thousands):

	September 30,	December 31,
	2020	2019
Gross trade accounts receivable
Trade accounts receivable	$33,709	$70,958
Royalty accounts receivable	1,098	702
Other receivable	1,914	2,186
Less reserves for:
Chargebacks	(7,580)	(14,624)
Commercial rebates	(6,874)	(13,579)
Discounts and allowances	(698)	(1,591)
Allowance for credit losses	—	(138)
Total trade accounts receivable, net	$21,569	$43,914

The Company recorded the following adjustments to gross product sales (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross product sales	$62,491	$145,714	$251,020	$628,668
Less provisions for:
Chargebacks	(19,352)	(52,195)	(96,664)	(290,230)
Government and managed care rebates	(4,301)	(6,792)	(14,048)	(16,854)
Commercial rebates	(5,227)	(25,818)	(17,736)	(130,621)
Product returns	(499)	7,204	(1,112)	2,027
Discounts and allowances	(1,373)	(3,045)	(5,520)	(12,839)
Advertising and promotions	(564)	(1,027)	(2,157)	(3,494)
Net product sales	$31,175	$64,041	$113,783	$176,657

The activity in the Company’s allowance for customer deductions against trade accounts receivable was as follows (dollars in thousands):

			Discounts
		Commercial	and	Credit
	Chargebacks	Rebates	Allowances	Losses	Total
Balance at December 31, 2018	$38,861	$49,232	$3,510	$194	$91,797
Provision	345,366	147,173	15,719	(190)	508,068
Charges processed	(369,603)	(182,826)	(17,638)	134	(569,933)
Balance at December 31, 2019	$14,624	$13,579	$1,591	$138	$29,932
Provision	96,664	17,736	5,520	6	119,926
Charges processed	(103,708)	(24,441)	(6,413)	(144)	(134,706)
Balance at September 30, 2020	$7,580	$6,874	$698	$—	$15,152

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The activity in the Company’s accrued liabilities for customer deductions by account was as follows (dollars in thousands):

		Government and
	Product	Managed Care
	Returns	Rebates	Total
Balance at December 31, 2018	$48,464	$9,981	$58,445
Provision	(3,932)	20,092	16,160
Charges processed	(11,075)	(25,206)	(36,281)
Balance at December 31, 2019	$33,457	$4,867	$38,324
Provision	1,112	14,048	15,160
Charges processed	(11,967)	(15,040)	(27,007)
Balance at September 30, 2020	$22,602	$3,875	$26,477

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

Note 5. Inventories

The components of inventories, net of allowances, were as follows (dollars in thousands):

	September 30,	December 31,
	2020	2019
Finished goods	$16,526	$15,319
Work in process	603	778
Raw materials and supplies	4,574	5,208
	$21,703	$21,305

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. The activity in the allowance for excess, obsolete, and net realizable value inventory account was as follows (dollars in thousands):

	September 30,	December 31,
	2020	2019
Balance at beginning of period	$1,069	$1,561
Provision	1,035	2,322
Charges processed	(207)	(2,814)
Balance at end of period	$1,897	$1,069

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6. Goodwill and Other Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. There were no events or circumstances requiring the Company to test for impairment of goodwill during the quarter. The carrying value of goodwill was $100.9 million as of September 30, 2020 and December 31, 2019.

During the second and third quarters of 2020 circumstances and events pertaining to certain of our intangible assets related to generic competition and expectations of lower future cash flows prompted the Company to evaluate these assets for impairment. After evaluating these assets for recoverability, we further evaluated two intangible assets and determined that their fair value had decreased below their carrying value and thus fully impaired one asset and partially wrote down the carrying value of the asset. Accordingly, Developed Technology was impaired by $3.6 million in the period ended June 30, 2020 and Product Rights was therefore impaired by $19.5 million during the period ended September 30, 2020.

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period for those assets that were not already fully amortized (dollars in thousands):

	September 30, 2020
					Weighted
					Average
					Remaining
	Gross			Net	Amortization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
Distribution Rights	$33,714	$(23,492)	$—	$10,222	9.3
Product Rights	202,567	(162,150)	(19,539)	20,878	2.3
Tradenames	13,485	(3,565)	—	9,920	14.2
Developed Technology	52,466	(35,964)	(3,618)	12,884	10.9
IPR&D	64,000	—	—	64,000	Indefinite Lived
	$366,232	$(225,171)	$(23,157)	$117,904

The gross carrying amounts and accumulated amortization in the table above is inclusive of $15.0 million and have been fully impaired in the table above and inclusive as of September 30, 2020.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The gross carrying amounts and accumulated amortization in the table above is inclusive of $10.4 million and have been fully impaired in the table above and inclusive as of December 31, 2019.

Changes in the net carrying amount of intangible assets were as follows (dollars in thousands):

	Distribution	Product		Developed
	Rights	Rights	Tradenames	Technology	IPR&D	Total
December 31, 2018	$81,204	$217,473	$11,156	$96,857	$83,700	$490,390
Amortization	(5,062)	(40,921)	(706)	(5,968)	—	(52,657)
Impairments	(64,719)	(146,033)	—	(72,995)	—	(283,747)
Reclassifications(A)	—	19,700	—	—	(19,700)	—
December 31, 2019	$11,423	$50,219	$10,450	$17,894	$64,000	$153,986
Amortization	(1,201)	(9,802)	(530)	(1,392)	—	(12,925)
Impairments	—	(19,539)	—	(3,618)	—	(23,157)
September 30, 2020	$10,222	$20,878	$9,920	$12,884	$64,000	$117,904

(A) IPR&D in the amount of $19.7 million related to Osmolex ER was reclassified to Product Rights in the first quarter of 2019 when the product was launched. Osmolex ER was fully impaired during the second quarter of 2019.

As part of the Company’s goodwill and intangible asset impairment assessments, the Company estimates the fair values of the reporting unit and intangible assets using an income approach that utilizes a discounted cash flow model, or, where appropriate, a market approach. The discounted cash flow models are dependent upon the Company’s estimates of future cash flows and other factors. These estimates of future cash flows involve assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amounts, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to estimated cash flows for the Company’s interim indefinite lived impairment test for the three months ended September 30, 2020 was 19.5%. The Company believes the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Impairment of intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Amortization expense of $4.2 million and $13.5 million for the three months ended September 30, 2020 and 2019, respectively, and $12.9 million and $47.2 million for the nine months ended September 30, 2020 and 2019, respectively was recorded as cost of goods sold. The amortization expense of acquired intangible assets for each of the following periods are expected to be as follows (dollars in thousands):

Amortization
Years ending December 31	Expense
Remainder of 2020	$3,120
2021	12,177
2022	7,609
2023	6,723
2024	4,774
Thereafter	19,501
Total	$53,904

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7. Accrued Liabilities

Accrued liabilities consist of the following (dollars in thousands):

	September 30,	December 31,
	2020	2019
Accrued product returns	$22,602	$33,457
Accrued royalties	2,979	3,649
Accrued compensation	7,242	10,998
Accrued government and managed care rebates	3,875	4,867
Accrued research and development	975	3,028
Accrued expenses and other liabilities	7,332	8,477
Customer coupons	358	777
Deferred revenue	13	—
Total	$45,376	$65,253

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

Note 8. Financing Arrangements

The composition of the Company’s debt and financing obligations is as follows (dollars in thousands):

	September 30,	December 31,
	2020	2019
CIT Bank, N.A. Term Loan, net of deferred financing costs of $2.1 million and $3.4 million as of September 30, 2020 and December 31, 2019, respectively	$219,290	$267,950
Total debt	219,290	267,950
Less: current portion	—	—
Long-term debt	$219,290	$267,950

Term Loan

As of September 30, 2020, the interest rate was 4.75% for the Company’s Term A Loan and 5.25% for the Term B Loan. As of December 31, 2019, the interest rate was 5.79% for the Term A Loan and 6.29% for the Term B Loan. The Company was in compliance with all covenants of the Term Loan Agreement as of September 30, 2020.

During the quarter ended September 30, 2020, the Company prepaid $50.0 million in aggregate of the outstanding principal amount. The prepayments consisted of $42.3 million of Term A Loan outstanding principal and $7.7 million of Term B Loan outstanding principal. As required by the Third Amendment, the prepayments were made on a pro rata basis between the Term A Loan and the Term B Loan. The Company intends to continue to make interest payments accrued on the outstanding remaining balance through the date of maturity.

In accordance with ASC 470, when debt is prepaid within its contractual terms and the terms of the remaining debt are not modified, the prepayment should be treated as a partial extinguishment rather than a modification. This conclusion is reached without regard to consideration of the 10% cash flow test since no change to terms of the original debt

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

instrument was modified in connection with the prepayment. The Third Amendment allows for partial prepayments without creating changes to the terms of Term Loan A or Term Loan B.

As a result of the partial prepayments, the Company has elected, as an accounting policy in accordance with ASC 470-50-40-2, to write-off a proportionate amount of the unamortized fees at the time that the financing was partially settled in accordance with the terms of the Third Amendment. The unamortized debt issuance costs are allocated between the remaining original loan balance and the portion of the loan paid down on a pro-rata basis. Accordingly, at this time of repayment, the Company wrote off $0.5 million in debt issuance costs and recorded the expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Revolving Facility

As of September 30, 2020 there were no amounts drawn under the $50 million Revolving Facility with CIT Bank, N.A.

Note 9. Concentrations and Credit Risk

In the three and nine months ended September 30, 2020 and 2019, a significant portion of the Company’s gross product sales reported were through three customers, and a significant portion of the Company’s accounts receivable as of September 30, 2020 and December 31, 2019 were due from these customers as well. The following table sets forth the percentage of the Company’s gross sales and accounts receivable attributable to these customers for the periods indicated:

	Gross Product Sales		Gross Product Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amerisource Bergen	35%	18%	32%	9%
Cardinal Health	21%	36%	21%	52%
McKesson	38%	43%	42%	35%
Combined Total	94%	97%	95%	96%

	Gross Account
	Receivables
	September 30,	December 31,
	2020	2019
Amerisource Bergen	25%	21%
Cardinal Health	21%	22%
McKesson	47%	51%
Combined Total	93%	94%

Purchasing

For the three and nine months ended September 30, 2020, one supplier accounted for approximately 98% and 81%, respectively, of the Company’s purchases of raw materials for products that are manufactured by the Company. For each of the three and nine months ended September 30, 2019, purchases of raw materials were not significant and one supplier accounted for approximately 81%, of the Company’s purchases of raw materials for products that are manufactured by the Company for both periods.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company purchases various Active Pharmaceutical Ingredient, (“API”) of finished products at contractual minimum levels through agreements with third parties. Individually, none of these agreements are material to the Company, therefore, the Company does not believe that any of the purchase obligations represent levels above the normal course of business as of September 30, 2020.

Note 10. Incentive Plans

On May 18, 2020 and May 20, 2020, the Company granted performance stock units (“PSUs”) under its existing 2018 Incentive Plan (the “2018 Plan”) to certain key employees of the Company that gives holders the potential to receive a certain number of earned PSUs at the end of a pre-determined term. Unless earlier terminated, forfeited, relinquished or expired, the earned PSUs will vest in full on the vesting date, subject to the grantee remaining in continuous employment from the date of grant through the vesting date. The vesting date is the third anniversary from the grant date for the PSUs granted on May 18, 2020 and the fifth anniversary from the grant date for the PSUs granted on May 20, 2020. The number of PSUs that become earned PSUs as of the end of the performance period shall be equal to the number of PSUs multiplied by the applicable percentage based on Stock Price Hurdle attainment, as set forth in the PSU Award Agreement and 2018 Plan.

The Company recognized share-based compensation expense of $1.3 million and $1.3 million during the three months ended September 30, 2020 and 2019, respectively and $3.7 million and $3.8 million during the nine months ended September 30, 2020 and 2019, respectively, in each case inclusive of expense related to PSUs. As of September 30, 2020, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards, including PSUs, amounted to $13.9 million. During the three and nine months ended on September 30, 2020, the Company granted 35,500 and 1,767,426, respectively, of restricted stock units, inclusive of PSUs. During the three and nine months ended September 30, 2020, shares vested were 0 and 300,788, respectively. As of September 30, 2020 there were 2,785,197 restricted units, including performance stock units outstanding and the weighted-average remaining requisite service period of the non-vested stock options was 1.12 years and for non-vested restricted stock units, including performance stock units, was 3.13 years.

Note 11. Commitments and Contingencies

Contingent Milestone Payments

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies. Each strategic business agreement includes a future payment schedule for contingent milestone payments and in certain strategic business agreements, minimum royalty payments. The Company will be responsible for contingent milestone payments and minimum royalty payments to these strategic business partners based upon the occurrence of future events. Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various U.S. Food and Drug Administration and other regulatory approvals and the achievement of certain sales levels during a pre-defined period. The Company believes that aggregate amount of future milestone payments are currently immaterial to its financial statements.

Supply Agreement Obligations

The Company is engaged in various supply agreements with third parties which obligate the Company to purchase various API or finished products at contractual minimum levels. None of these agreements are individually or in the

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

aggregate material to the Company. Further, the Company does not believe that any of the purchase obligations represent levels above that of normal business demands as of September 30, 2020.

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

On April 30, 2019, Osmotica Pharmaceuticals plc was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints name Osmotica Pharmaceuticals plc, certain of its directors and officers and the underwriters of its initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for the Company’s initial public offering of ordinary shares. On July 22, 2019, Plaintiffs filed an Amended Complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. Defendants filed an Answer to the Amended Complaint on October 13, 2020, and the parties have exchanged discovery requests. The Company and Plaintiffs continue to discuss settlement options. The Company disputes the allegations in the complaint and intends to vigorously defend against the action. However, this litigation matter is still in an early stage and there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action, which could adversely affect the Company’s results of operations and financial condition.

Note 12. Income Taxes

During the nine months ended September 30, 2020, the Company recognized an income tax expense of less than $0.1 million on $24.7 million of loss before income tax, compared to $26.8 million of income tax benefit on $271.1 million of loss before income tax during the comparable 2019 period.

Income taxes for the interim periods have been based on an estimated annual worldwide effective tax rate. Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits, movement in a valuation allowance and the addition of state and foreign taxes.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Two of the Company’s subsidiaries, Osmotica Pharmaceutical Corp. and Valkyrie Group Holding Inc., are under audit by the Internal Revenue Service for tax years 2016 and 2017. The Company received and has agreed with a proposed adjustment from the IRS and correspondingly recorded income tax expense of $1.3 million, during the quarter ended September 30, 2020, inclusive of $0.2 million interest.

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

Note 13. Related Parties

On August 22, 2018, the Company entered into a Master Service Agreement with United Biosource, LLC or (“UBC”), an Avista Capital Partners portfolio company, for prescription processing and patient access services. In November 2018, the Company and UBC entered into a Statement of Work for services valued at approximately $2.4 million. The Company had accrued $0.2 million of liabilities related to this agreement as of September 30, 2020 and had recognized $0.2 million and $0.8 million of related expense for the three and nine months ended September 30, 2020.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14. Shareholders’ Equity

Ordinary Share Repurchase Program

In September 2019, the Company’s Board of Directors authorized the repurchase of up to 5,251,892 ordinary shares pursuant to a share repurchase program. Purchases under the ordinary share repurchase program can be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including the price and business and market conditions. The Company expects to retire ordinary shares acquired under the repurchase program. In the third quarter of 2020, the Company repurchased 677,468 ordinary shares for an aggregate of $3.7 million.

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

The Company accounts for employee stock purchases made under its ESPP using the estimate grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized less than $0.1 million and $0.1 million of compensation expense for the three and nine months ended September 30, 2020. The Company values ESPP shares using the Black-Scholes model.

As of September 30, 2020, there was less than $0.1 million of unrecognized ordinary share compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.50 years. On July 2, 2020, the Company issued 22,554 ordinary shares to the employees who participated in the ESPP during the offering period ended June 30, 2020.

2020 Equity Offering

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

Overview

We are a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations. In the three and nine months ended September 30, 2020, we generated total revenues across our existing portfolio of promoted specialty ophthalmology, neurology and women’s health products, and other non-promoted products, many of which are complex formulations of generic drugs. In 2017, we received regulatory approval from the U.S. Food and Drug Administration, or the FDA, for M-72 (methylphenidate hydrochloride extended-release tablets, 72 mg) for the treatment of attention deficit hyperactivity disorder, or ADHD in patients aged 13 to 65, and, in 2018, we received regulatory approval from the FDA for Osmolex ER (amantadine extended-release tablets) for the treatment of Parkinson’s disease and drug-induced extrapyramidal reactions, which are involuntary muscle movements caused by certain medications, in adults. We launched M-72 in the second quarter of 2018 and completed the launch of Osmolex ER in January 2019. In July 2020, we received regulatory approval from the FDA for RVL-1201, or Upneeq™, (oxymetazoline hydrochloride ophthalmic solution, 0.1%), for the treatment of acquired blepharoptosis, or droopy eyelid, in adults. We launched Upneeq in September 2020.

We are focused on continuing the transition of our business to a specialty pharmaceutical company that develops and commercializes proprietary products. The primary drivers of our strategy are highlighted by the recent approval of Upneeq and the resubmission of our new drug application, or NDA, for arbaclofen extended release tablets. Some of our products use our proprietary osmotic-release drug delivery system, Osmodex, which we believe may offer advantages over alternative extended-release, or ER, technologies.

Our core competencies span drug development, manufacturing and commercialization. Our sales representatives are fully engaged in the launch and in-person promotion of Upneeq, while we continue to maintain some non-personal promotional efforts for certain other products in our portfolio, including Osmolex ER and M-72 in specialty neurology; and OB Complete, our family of prescription prenatal dietary supplements, and Divigel (estradiol gel, 0.1%) in women’s health. As of September 30, 2020, our commercial portfolio of promoted and non-promoted products consists of approximately 35 products. Certain of our key products, particularly those that incorporate our proprietary Osmodex drug delivery system, are or are expected to be manufactured in our Marietta, Georgia facility. Some of our products benefit from intellectual property protection, formulation and manufacturing complexities, data exclusivity, as well as U.S. Drug Enforcement Administration, or DEA, regulation and quotas for API.

Many of our generic products compete in markets where barriers to entry are lower than markets in which certain of our promoted products compete. Generic products generally contribute most significantly to revenues and gross margins at the time of launch or in periods where no other or a limited number of competing products have been approved and launched. In the U.S., the consolidation of buyers in recent years has increased competitive pressures on the industry as a whole. As such, the timing of new product launches can have a significant impact on a company’s financial results. The entrance into the market of additional competition can have a negative impact on the pricing and volume of the affected products which are outside the company’s control. In particular, methylphenidate ER tablets, venlafaxine ER tablets, or VERT, and Lorzone have experienced, and are expected to continue to experience, significant pricing and market erosion due to additional competition from other generic pharmaceutical companies. This generic pricing erosion has resulted in, and is expected to continue to result in, lower net sales, revenue and profitability from methylphenidate ER tablets, VERT and Lorzone for the remainder of 2020, and this erosion is expected to continue in subsequent years.

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

The secondary endpoint was a measurement of the distance between the center of the pupillary light reflex and the upper eyelid margin, or MRD-1. Topline results from the second Phase III trial showed that the trial met both the primary and secondary endpoints. The mean change from baseline on the LPFT on hour 6 on day 1 was 6.3 for Upneeq versus 2.1 for placebo (p < 0.0001), and on hour two on day 14 was 7.7 for Upneeq versus 2.4 for placebo (p < 0.0001). The results also showed a statistically significant improvement in MRD-1 at 5 and 15 minutes, and at 2 and 6 hours post dose on days 1 and 14. We also completed a Phase III 12-week randomized, multicenter, double-masked, placebo controlled safety study to evaluate the safety of Upneeq compared with placebo for the treatment of acquired blepharoptosis. Results of the safety study showed Upneeq was well tolerated when administered once daily over a 12-week period where the majority of adverse events were mild and did not require treatment. Results of the Upneeq pivotal efficacy studies were published in JAMA Ophthalmology on October 1, 2020.

We believe Upneeq is the first non-surgical treatment option approved by the FDA for acquired blepharoptosis. We currently make Upneeq available exclusively through RVL Pharmacy, Inc. our wholly-owned pharmacy.

We acquired Upneeq as part of our acquisition of RevitaLid, Inc., now known as RVL Pharmaceuticals, Inc., in 2017. As part of the acquisition, we agreed to make future earn-out, milestone and royalty payments based on net sales and regulatory developments with respect to Upneeq.

Upneeq is manufactured and supplied to us by Nephron Pharmaceuticals Corporation under an exclusive supply agreement that has a term of five years from the production of the initial commercial batches, and automatically renews for additional one-year periods unless either party provides at least 90 days’ advance written notice of non-renewal.

On July 28, 2020, the Company entered into a License Agreement with Santen Pharmaceutical Co. Ltd, granting Santen the exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as EMEA countries. Under the agreement the Company received an upfront license milestone payment of $25.0 million and may receive additional milestone payments up to $64.0 million based on regulatory and sales achievements in Santen’s territories. The Company is also entitled to royalty payments on net sales of RVL-1201 in Santen commercializations territories.

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

On November 10, 2020, the Company and its board of directors announced that it is undertaking a comprehensive review of strategic options to maximize shareholder value. The options under consideration include asset disposals, re-financings, commercialization or collaboration agreements. The review will also include the initiation of a process for the sale of the Company, which will commence shortly.

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

In the U.S. and in most other key markets, our office-based employees have been encouraged to work from home since mid-March 2020. During this time, we are ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facilities.

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

Net product sales—Our revenues consist primarily of product sales of Upneeq, M-72, Divigel and the OB Complete family of prescription prenatal dietary supplements, methylphenidate ER, VERT and nitrofurantoin and other non-promoted products. We ship product to a customer pursuant to a purchase order, which in certain cases is pursuant to a master agreement with that customer, and we invoice the customer upon shipment. For these sales we recognize revenue when control has transferred to the customer, which is typically on delivery to the customer. The amount of revenue we recognize is equal to the selling price, adjusted for any variable consideration, which includes estimated chargebacks, commercial rebates, discounts and allowances at the time revenues are recognized.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

Financial Operations Overview

The following table presents revenues and expenses for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Net product sales	$31,175	$64,041	(51)%
Royalty revenue	432	1,325	(67)%
Licensing and contract revenue	25,564	95	26,809%
Total revenues	57,171	65,461	(13)%
Cost of goods sold (inclusive of amortization of intangibles)	16,717	27,312	(39)%
Gross profit	40,454	38,149	6%
Gross profit percentage	71%	58%
Selling, general and administrative expenses	23,543	24,751	(5)%
Research and development expenses	3,726	8,285	(55)%
Impairment of intangibles	19,539	128,113	(85)%
Total operating expenses	46,808	161,149	(71)%
Interest expense and amortization of debt discount	3,564	4,504	(21)%
Other non-operating gain	(153)	(177)	(14)%
Total other non-operating expense	3,411	4,327	(21)%
Loss before income taxes	(9,765)	(127,327)	(92)%
Income tax benefit	1,132	14,623	(92)%
Net loss	$(8,633)	(112,704)	(92)%

Revenue

The following table presents total revenues for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Venlafaxine ER (VERT)	$3,583	$22,487	(84)%
Methylphenidate ER	6,316	17,879	(65)%
Divigel	7,801	6,416	22%
Nitrofurantoin	2,242	1,990	13%
Lorzone	214	3,750	(94)%
OB Complete	1,629	2,589	(37)%
Other	9,390	8,930	5%
Net product sales	31,175	64,041	(51)%
Royalty revenue	432	1,325	(67)%
Licensing and contract revenue	25,564	95	26,809%
Total revenues	$57,171	$65,461	(13)%

Total Revenues - Total revenues decreased by $8.3 million to $57.2 million for the three months ended September 30, 2020, as compared to $65.5 million for the three months ended September 30, 2019 primarily due to a decrease in net product sales, partially offset by higher licensing and contract revenue.

Net Product Sales - Net product sales decreased by $32.8 million to $31.2 million for the three months ended September 30, 2020, as compared to $64.0 million for the three months ended September 30, 2019. Approximately $15.3 million of this decrease is attributable to lower realized net prices, and $17.5 million was due to lower volumes of products sold. Net sales of methylphenidate ER (including M-72) decreased 65% during the quarter due to price erosion from generic competitors resulting in significantly lower net selling prices and volumes. Net sales of VERT decreased 84% reflecting additional generic competition resulting in lower volumes and net realized selling prices. We expect that additional competition for both methylphenidate ER and VERT from current competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of these products during the remainder of 2020 and in future years. VERT sales were favorably impacted by $1.6 million in the aggregate related to product returns during the three months ended September 30, 2020 based on actual experience. There can be no assurance that actual product returns experience and other adjustments will continue to favorably impact net sales in 2020 and in future periods.

Product sales of Lorzone decreased by $3.6 million to $0.2 million for the three months ended September 30, 2020 compared to $3.8 million for the three months ended September 30, 2019, reflecting lower sales volumes due to the launches of generic competitors in late 2019 and 2020 and the transition of sales to the Company’s authorized generic product during the quarter. Sales of Divigel increased approximately 22% driven primarily by the launch of a new dosage strength together with targeted promotional activities and strong patient access. Product sales of nitrofurantoin increased by $0.2 million to $2.2 million for the three months ended September 30, 2020 compared to $2.0 million for the three months ended September 30, 2019 primarily due to higher volumes of products sold. Product sales of OB Complete decreased by $1.0 million to $1.6 million, for the three months ended September 30, 2020 compared to $2.6 million for the three months ended September 30, 2019 due to lower sales volumes and realized net pricing. Other sales increased $0.5 million largely due to growth of other non-promoted products.

Royalty Revenue - Royalty revenue decreased by $0.8 million for the three months ended September 30, 2020, relative to the three months ended September 30, 2019 reflecting lower sales of licensed products by our license partner.

Licensing and Contract Revenue - Licensing and contract revenue increased $25.5 million during the three months ended September 30, 2020 primarily reflecting license agreement with Santen Pharmaceutical Co. Ltd, granting the exclusive development, registration, and commercialization rights to RVL-1201 outside of the United States of America. Under the agreement, the Company received an upfront milestone payment of $25.0 million that was not subject to additional performance obligations.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	September 30,
	2020	2019	% Change
Amortization of intangible assets	$4,201	$13,451	(69)%
Depreciation expense	650	625	4%
Royalty expense	2,035	2,399	(15)%
Other cost of goods sold	9,831	10,837	(9)%
Total cost of goods sold	$16,717	$27,312	(39)%

Total cost of goods sold decreased $10.6 million in the three months ended September 30, 2020 to $16.7 million as compared to $27.3 million for the three months ended September 30, 2019. The decrease was primarily driven by a decrease in amortization of intangible assets largely due to lower amortization of VERT and methylphenidate ER, lower royalty expenses and lower production costs, partially offset by higher samples and regulatory fees.

Gross profit percentage increased to 71% for the three months ended September 30, 2020 compared to 58% in the same period in 2019. Excluding amortization and depreciation, our gross profit percentage decreased to 79% as compared to 80% for each of the three months ended September 30, 2020 and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.3 million during the three months ended September 30, 2020 to $23.5 million as compared to $24.8 million in the three months ended September 30, 2019. The decrease in our selling, general and administrative expenses reflects salesforce reductions in the first quarter of 2020, offset by higher costs related to the launch of Upneeq and costs associated with the Santen license transaction.

Research and Development

Research and development expenses decreased by $4.6 million in the three months ended September 30, 2020 to $3.7 million as compared to $8.3 million in the three months ended September 30, 2019. The decrease primarily reflects the completion of clinical studies related to arbaclofen ER and the NDA filing fees for Upneeq which were incurred in the third quarter of 2019.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Arbaclofen ER	$372	$1,181	(69)%
RVL-1201	315	3,190	(90)%
Other	3,039	3,914	(22)%
Total	$3,726	$8,285	(55)%

Impairment of Intangibles Assets

Impairment of intangible assets of $19.5 million during the three months ended September 30, 2020 related to the write-down to fair value of methylphenidate ER as a result of lower revenue due to generic competition. The following table details the impairment charges for such period (in thousands):

	Three Months Ended September 30, 2020
	Impairment
Asset/Asset Group	Charge	Reason For Impairment
Product Rights
Methylphenidate ER	$19,539	Lower anticipated revenue due to generic competition.

Total Impairment Charges for three months ended September 30, 2020	$19,539

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $0.9 million in the three months ended September 30, 2020 to $3.6 million as compared to $4.5 million in the three months ended September 30, 2019. The decrease reflects lower interest rates and prepayment of debt during the quarter, partially offset by a write-off of deferred financing fees.

Income Tax Benefit (Expense)

During the three months ended September 30, 2020, the Company recognized income tax benefit of $1.1 million on $9.8 million of loss before income tax, compared to $14.6 million of income tax benefit on $127.3 million of loss before income tax during the comparable 2019 period.

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

Comparison of Nine Months Ended September 30, 2020 and 2019

Financial Operations Overview

The following table presents revenues and expenses for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	% Change
Net product sales	$113,783	$176,657	(36)%
Royalty revenue	2,875	2,826	2%
Licensing and contract revenue	26,694	637	4,091%
Total revenues	143,352	180,120	(20)%
Cost of goods sold (inclusive of amortization of intangibles)	57,301	89,160	(36)%
Gross profit	86,051	90,960	(5)%
Gross profit percentage	60%	51%
Selling, general and administrative expenses	61,276	71,919	(15)%
Research and development expenses	15,185	23,410	(35)%
Impairment of intangibles	23,157	253,879	(91)%
Total operating expenses	99,618	349,208	(71)%
Interest expense and amortization of debt discount	11,368	13,555	(16)%
Other non-operating gain	(241)	(719)	(66)%
Total other non-operating expense	11,127	12,836	(13)%
Loss before income taxes	(24,694)	(271,084)	(91)%
Income tax benefit (expense)	(21)	26,824	(100)%
Net loss	$(24,715)	$(244,260)	(90)%

Revenue

The following table presents total revenues for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	% Change
Venlafaxine ER (VERT)	$22,059	$62,387	(65)%
Methylphenidate ER	23,769	55,769	(57)%
Divigel	23,032	18,833	22%
Nitrofurantoin	9,205	1,990	363%
Lorzone	4,280	12,082	(65)%
OB Complete	5,266	7,195	(27)%
Other	26,172	18,401	42%
Net product sales	113,783	176,657	(36)%
Royalty revenue	2,875	2,826	2%
Licensing and contract revenue	26,694	637	4,091%
Total revenues	$143,352	$180,120	(20)%

Total Revenues - Total revenues decreased by $36.7 million to $143.4 million for the nine months ended September 30, 2020, as compared to $180.1 million for the nine months ended September 30, 2019 primarily due to a decrease in net product sales, partially offset by higher licensing and contract revenue.

Net Product Sales - Net product sales decreased by $62.9 million to $113.8 million for the nine months ended September 30, 2020, as compared to $176.7 million for the nine months ended September 30, 2019. Approximately $39.1 million of this decrease was attributable to lower realized net prices, and $23.8 million was due to lower volumes of products sold. Net sales of methylphenidate ER (including M-72) decreased 57% for the nine months ended September 30, 2020 due to price erosion from additional competitors entering the market, resulting in significantly lower net selling prices.

Net sales of VERT decreased 65% during the nine months ended September 30, 2020 due to additional generic competition resulting in lower volumes and net realized selling prices. VERT sales were favorably impacted by $9.4 million, in the aggregate related to product returns and other adjustments during the nine months ended September 30, 2020 based on actual experience. There can be no assurance that actual product returns experience or other adjustments will continue to favorably impact net sales in 2020 and in future periods. We expect that the additional competition for both methylphenidate ER and VERT from these competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of these products during the remainder of 2020 and in future years.

Product sales of Lorzone decreased 65% for the nine months ended September 30, 2020 reflecting lower sales volumes due to the launch of generic competitors in late 2019 and 2020, and transition of sales to the Company’s authorized generic product during the current year period. We expect that additional competition for Lorzone from current competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of Lorzone during the remainder of 2020 and in future years. Sales of Divigel increased approximately 22% driven primarily by the launch of a new dosage strength in 2020 together with targeted promotional activities and strong patient access. Product sales of OB Complete decreased 27% due to lower volume of products sold, partially offset by higher net realized pricing. Product sales of Nitrofurantoin increased 363% reflecting higher sales volumes and higher net realized pricing. Nitrofurantoin was launched in the third quarter of 2019. Other sales increased $7.8 million, or 42%, during the period largely due to higher sales of a non-promoted product.

Royalty Revenue - Royalty revenue remained flat for the nine months ended September 30, 2020, relative to the nine months ended September 30, 2019.

Licensing and Contract Revenue - Licensing and contract revenue increased $26.1 million for the nine months ended September 30, 2020 primarily reflecting license agreement with Santen Pharmaceutical Co. Ltd, granting the exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as EMEA countries. Under the agreement, the Company received an upfront milestone payment of $25.0 million.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended
	September 30,
	2020	2019	% Change
Amortization of intangible assets	$12,926	$47,187	(73)%
Depreciation expense	1,959	1,868	5%
Royalty expense	7,830	6,682	17%
Other cost of goods sold	34,586	33,423	3%
Total cost of goods sold	$57,301	$89,160	(36)%

Cost of goods sold decreased $31.9 million in the nine months ended September 30, 2020 to $57.3 million as compared to $89.2 million for the nine months ended September 30, 2019. The decrease was primarily driven by a decrease in amortization of intangible assets largely due to lower amortization of VERT and methylphenidate ER, partially offset by higher royalty expenses due to the launch of nitrofurantoin which occurred during the second half of 2019, sample expenses reflecting the launch of Upneeq in 2020 and higher unit production costs.

Gross profit percentage increased to 60% for the nine months ended September 30, 2020 compared to 51% in the same period in 2019. Excluding amortization and depreciation, our gross profit percentage decreased to 70% for the nine months ended September 30, 2020 as compared with 78% for the nine months ended September 30, 2019, largely driven by higher royalty expenses, sample expenses and higher unit production costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $10.6 million during the nine months ended September 30, 2020 to $61.3 million as compared to $71.9 million in the nine months ended September 30, 2019. The decrease in our selling, general and administrative expenses reflects salesforce reductions in the third quarter of 2019 and the first quarter of 2020, combined with lower spending on marketing, partially offset by higher general and administrative expenses largely due to costs associated with the Santen license transaction during the period.

Research and Development

Research and development expenses decreased by $8.2 million in the nine months ended September 30, 2020 to $15.2 million as compared to $23.4 million in the nine months ended September 30, 2019. The decrease largely reflects the completion of Phase III clinical trials of both arbaclofen ER and RVL-1201 during the first and second quarters of 2019, respectively, and NDA filing fees for RVL-1201 incurred in the third quarter of 2019.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	% Change
Arbaclofen ER	2,720	6,331	(57)%
RVL-1201	2,629	5,771	(54)%
Other	9,836	11,308	(13)%
Total	$15,185	$23,410	(35)%

Impairment of Intangibles Assets

Impairment of intangible assets of $23.3 million during the nine months ended September 30, 2020 related to the write-down to fair value of methylphenidate as a result of lower revenue due to generic competition and oxybutynin due to lower expected future cash flows. The following table details the impairment charges for such period (in thousands):

	Nine Months Ended September 30, 2020
	Impairment
Asset/Asset Group	Charge	Reason For Impairment
Product Rights
Methylphenidate ER	$19,539	Lower anticipated revenue due to generic competition.

Developed Technology
Oxybutynin	$3,618	Lower expected future cash flows.

Total Impairment Charges for nine months ended September 30, 2020	$23,157

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $2.2 million in the nine months ended September 30, 2020 to $11.4 million as compared to $13.6 million in the nine months ended September 30, 2019. The decrease reflects lower interest rates and prepayment of debt.

Other Non-operating (Income) Expenses, net

Other non-operating expense was $0.2 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Income Tax Expense

During the nine months ended September 30, 2020, the Company recognized income tax expense of less than $0.1 million on $24.7 million of loss before income tax, compared to $26.8 million of income tax benefit on $271.1 million of income before income tax during the comparable 2019 period.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and amounts available to be drawn under our Revolving Credit Facility, or Revolver. Our primary uses of cash are to fund operating expenses, product development costs, capital expenditures, interest or principal payments on our debt, as well as strategic business and product acquisitions. During the third quarter of 2020 we prepaid $50 million of term loans.

As of September 30, 2020, we had cash and cash equivalents of $126.1 million and borrowing availability under the Revolver of $50.0 million. We also had $221.4 million aggregate principal amount borrowed under our term loans.

As of September 30, 2020, the interest rate was 4.75% and 5.25% for our Term A Loan and Term B Loan, respectively. As of September 30, 2019, the interest rate was 5.79% and 6.29% for our Term A Loan and Term B Loan, respectively.

At September 30, 2020, there were no outstanding borrowings or outstanding letters of credit under the Revolver.

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

Our non-promoted products, including methylphenidate ER and VERT compete in generic markets for which competition has eroded, and will continue to erode, profitability over time. During 2019 several companies launched competing versions of methylphenidate ER. Additionally, there were three approvals and one launch of competing dosage strengths of VERT during 2019. During the nine month period ended on September 30, 2020, there were two launches of generic VERT, and as of September 30, 2020 there were three approved AB rated generic forms of Lorzone. As a result, we have experienced, and anticipate that we will continue to experience, price erosion negatively affecting profitability of both methylphenidate ER, VERT and Lorzone in 2020 and future years.

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

Cash Flows

The following table provides information regarding our cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 30,
	2020	2019	Change
Net cash provided by operating activities	$25,842	$32,892	$(7,050)
Net cash used in investing activities	(2,372)	(3,064)	692
Net cash provided by (used in) financing activities	6,758	(2,812)	9,570
Effect on cash of changes in exchange rate	—	164	(164)
Net increase in cash and cash equivalents	$30,228	$27,180	$3,048

Net cash provided by operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash provided by operating activities was $25.8 million for the nine months ended September 30, 2020, and net cash provided by operating activities was $32.9 million for the nine months ended September 30, 2019.

The decrease in cash provided by operating activities for the nine months ended September 30, 2020, was primarily as a result of lower net income after considering non-cash adjustments, partially offset by higher cash provided from operating assets and liabilities, particularly prepaid expenses and accounts payable as compaired to the nine months ended September 30, 2019.

Net cash used in investing activities

Our uses of cash in investing activities during the nine months ended September 30, 2020 and 2019 reflected purchases of property, plant and equipment of $2.2 million and $3.0 million, respectively.

Net cash provided by (used in) financing activities

Net cash provided by financing activities of $6.8 million during the nine months ended September 30, 2020 largely reflecting net proceeds raised from equity offerings in January and July, 2020, offset by prepayments of term loans in the third quarter of 2020, and share repurchases.

Net cash used in financing activities of $2.8 million during the nine months ended September 30, 2019 primarily related to payments to an insurance premium financing loan and share repurchases.

Contractual Obligations

During the three months ended September 30, 2020 the Company prepaid $50.0 million of term loans. There have been no other material changes outside the ordinary course of our business in our contractual obligations during the nine months ended September 30, 2020 from those as of December 31, 2019 as set forth in our filed Annual Report on Form 10-K. The Company believes the aggregate amount of potential future milestone payments are currently immaterial to our financial statements.

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

Where available, we have relied on information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to days of sales outstanding, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we have evaluated market conditions for products primarily through the analysis of wholesaler and other third party sell-through, as well as internally-generated information, to assess factors that could impact expected product demand at September 30, 2020. We believe that the estimated level of inventory held by our customers is within a reasonable range as compared to both: (i) historical amounts and (ii) expected demand for each respective product at September 30, 2020.

If the assumptions we use to calculate our allowances for sales deductions do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.

The following table presents the activity and ending balances for our product sales provisions for the nine months ended September 30, 2020 (in thousands):

			Government		Discounts
		Commercial	and Managed	Product	and
	Chargebacks	Rebates	Care Rebates	Returns	Allowances	Total
Balance at December 31, 2018	$38,861	$49,232	$9,981	$48,464	$3,510	$150,048
Provision	345,366	147,173	20,092	(3,932)	15,719	524,418
Charges processed	(369,603)	(182,826)	(25,206)	(11,075)	(17,638)	(606,348)
Balance at December 31, 2019	$14,624	$13,579	$4,867	$33,457	$1,591	$68,118
Provision	96,664	17,736	14,048	1,112	5,520	135,080
Charges processed	(103,708)	(24,441)	(15,040)	(11,967)	(6,413)	(161,569)
Balance September 30, 2020	$7,580	$6,874	$3,875	$22,602	$698	$41,629

Total items deducted from gross product sales were $135.1 million (excluding $2.2 million in provisions for advertising and promotion), or 53.8% as a percentage of gross product sales during the nine months ended September 30, 2020. As gross product sales have declined due to recent decreases in selling prices, sales deductions as a percentage of gross product sales are correspondingly less.

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

Chargebacks were $96.7 million, or 38.5% as a percentage of gross product sales for the nine months ended September 30, 2020. We expect that chargebacks will continue to significantly impact our reported net product sales.

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

Commercial rebates were $17.7 million, or 7.1% as a percentage of gross product sales for the nine months ended September 30, 2020. We expect that commercial rebates will continue to significantly impact our reported net sales.

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

Government and managed care rebates were $14.0 million, or 5.6% as a percentage of gross product sales for the nine months ended September 30, 2020.

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

Product returns were a benefit of $1.1 million, or 0.4% as a percentage of gross product sales for the nine months ended September 30, 2020.

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

Advertising and promotions were $2.2 million, or 0.9% as a percentage of gross product sales for the nine months ended September 30, 2020. Advertising and promotions as a percentage of gross product sales did not change materially during the periods presented.

Discounts and allowances were $5.5 million, or 2.2% as a percentage of gross product sales for the nine months ended September 30, 2020. Discounts and allowances as a percentage of gross product sales did not change materially during the periods presented.

Valuation of long-lived assets

As of September 30, 2020, our combined long-lived assets balance, including property, plant and equipment and finite-lived intangible assets, is $82.6 million.

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

During the nine months ended September 30, 2020 we assessed goodwill for indications of impairment and based on this assessment of indications performed, we determined that no additional evaluation was necessary and we did not recognize an impairment charge. A sustained decline in our market capitalization, even if due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill and cause the Company to conduct additional impairment tests.  A determination that all or a portion of our goodwill is impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

If the fair value of the IPR&D is less than its carrying amount, an impairment loss is recognized for the difference. Beginning in 2018, we have been assessing for indications of impairment of IPR&D assets quarterly. Based on results of the assessment of impairment indications performed, we determined that no additional evaluation was required and we did not recognize impairment charges to IPR&D as of September 30, 2020.

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

As of September 30, 2020, the Company had a federal net operating loss carryover of $2.2 million and net operating loss carryovers in certain foreign tax jurisdictions of approximately $13.6 million which will begin to expire in 2022. At September 30, 2020, the Company had total tax credit carryovers of approximately $4.1 million, primarily consisting of Federal Orphan Drug Tax Credit carryovers. These credit carryovers are expected to be fully realized prior to their expiration, beginning in 2036.

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

Two of the Company’s subsidiaries, Osmotica Pharmaceutical Corp. and Valkyrie Group Holding Inc., are under audit by the Internal Revenue Service for tax years 2016 and 2017. The Company received and has agreed with a proposed adjustment from the IRS and correspondingly recorded income tax expense of $1.3 million, this period, inclusive of $0.2 million interest.

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

Through the operation of our subsidiaries based in Argentina and Hungary, we are exposed to foreign exchange rate risks. In addition to the operations of our foreign subsidiaries, we also contract with vendors that are located outside the United States, and in some cases make payments denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2020, our liabilities denominated in foreign currencies were not material.

We are exposed to fluctuations in interest rates on our senior secured credit facilities. An increase in interest rates could have a material impact on our cash flow. As of September 30, 2020, a 100 basis point increase in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $2.3 million on interest expense.

As of September 30, 2020, we had cash and cash equivalents of $126.1 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

Inflation generally affects us by increasing our cost of labor, API and clinical trials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2020.

Item 4. Controls and Procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 30, 2019, Osmotica Pharmaceuticals plc was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints name Osmotica Pharmaceuticals plc, certain of its directors and officers and the underwriters of its initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for the Company’s initial public offering of ordinary shares. On July 22, 2019, Plaintiffs filed an Amended Complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. Defendants filed an Answer to the Amended Complaint on October 13, 2020, and the parties have exchanged discovery requests. The Company disputes the allegations in the complaints and intends to vigorously defend against the action. However, this litigation matter is still in an early stage and there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action, which could adversely affect the Company’s results of operations and financial condition. At this time there is no loss that is probable or reasonably estimatable.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended September 30, 2020 by or on behalf of Osmotica Pharmaceuticals plc or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
07/1/20 - 07/31/20	-	-	-	4,380,453
08/1/20 - 08/31/20	220,000	5.98	220,000	4,160,453
09/1/20 - 09/30/20	417,468	5.31	417,468	3,742,985
Total	637,468	$5.54	637,468

(1)	On September 3, 2019, the Company’s Board of Directors authorized the repurchase of up to 5,251,892 ordinary shares pursuant to a share repurchase program. Purchases under the ordinary share repurchase program can be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including the price and business and market conditions. The Company expects to retire ordinary shares acquired under the repurchase program. The repurchase program expires November 28, 2020.

Item 6. Exhibits.

EXHIBIT 10.1	-

License Agreement, dated as of July 28, 2020, by and between RVL Pharmaceuticals, Inc. and Santen Pharmaceutical Co. Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 31, 2020, Commission File No. 001-38709)

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

Osmotica Pharmaceuticals plc

Dated: November 10, 2020	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer

Dated: November 10, 2020	By:	/s/ Andrew Einhorn
Andrew Einhorn
Chief Financial Officer