Form 10-K
period 2020-12-31
Osmotica Pharmaceuticals plc
filed 2021-03-30
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

⌧
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting shares held by non-affiliates of the registrant on June 30, 2020, based upon the closing price of $6.73 of the registrant’s ordinary shares as reported on the Nasdaq Global Select Market, was approximately $78.9 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2021
Ordinary shares, $0.01 nominal value per share	62,719,131 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives and financial needs. Examples of forward-looking statements include, among others, statements we make regarding: our intentions, beliefs or current expectations concerning, among other things, our review of strategic alternatives to maximize shareholder value, future operations; future financial performance, trends and events, particularly relating to sales of current products and the development, approval and introduction of new products; U.S. Food and Drug Administration, or the FDA and other regulatory applications, approvals and actions; the continuation of historical trends; our ability to manage costs and service our debt; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs.

We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include the following:

●	if we are unable to successfully develop or commercialize new products, or do so on a timely or cost effective basis, our operating results will suffer;
●	due to our dependence on a limited number of products, our business could be materially adversely affected if one or more of our key products do not perform as well as expected;
●	failures of or delays in clinical trials could result in increased costs to us and could jeopardize or delay our ability to obtain regulatory approval and commence product sales for new products;
●	we are, and will continue to be in the future, a party to legal proceedings that could result in adverse outcomes;
●	as of December 31, 2020, we had total outstanding indebtedness of approximately $219.5 million (net of deferred financing costs), and we had unused commitments of $50.0 million under our senior secured credit facilities. Our substantial debt could adversely affect our liquidity and our ability to raise additional capital to fund operations and could limit our ability to pursue our growth strategy or react to changes in the economy or our industry;
●	we face intense competition from both brand and generic companies, which could materially adversely affect our financial results and significantly limit our growth;
●	a business interruption at our manufacturing facility, our warehouses or at facilities operated by third parties that we rely on could have a material adverse effect on our business;
●	our profitability depends on our major customers, and if our relationships with them do not continue as expected, our business, prospects and results of operations could materially suffer;
●	if we are unable to develop or maintain our sales capabilities, we may not be able to effectively market or sell our products;

●	our competitors and other third parties may allege that we are infringing their intellectual property, forcing us to expend substantial resources in resulting litigation, and any unfavorable outcome of such litigation could have a material adverse effect on our business;
●	our profitability depends on coverage and reimbursement by governmental authorities and other third-party payors and healthcare reform and other future legislation creates uncertainty and may lead to reductions in coverage or reimbursement levels;
●	we are subject to extensive governmental regulation and we face significant uncertainties and potentially significant costs associated with our efforts to comply with applicable regulations;
●	our products or product candidates may cause adverse side effects that could delay or prevent their regulatory approval, or result in significant negative consequences following regulatory approval;
●	manufacturing or quality control problems may damage our reputation, require costly remedial activities or otherwise negatively impact our business; and
●	other factors that are described in “Risk Factors,” beginning on page 31 of this Annual Report on Form 10-K.

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary and other risks that we face can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our ordinary shares.

●	Due to our dependence on a limited number of products, our business could be materially adversely affected if one or more of our key products do not perform as well as expected.
●	Our business may be adversely affected by the ongoing coronavirus outbreak.
●	If we are unable to successfully develop or commercialize new products, or to do so on a timely or cost effective basis, or to extend life cycles of existing products, our operating results will suffer.
●	Our profitability depends on our major customers. If these relationships do not continue as expected, including as a result of the continuing trend of consolidation of certain customer groups, our business, financial condition, prospects and results of operations could materially suffer.
●	We face intense competition from both brand and generic companies, including companies that sell branded generics or authorized generics, which could significantly limit our growth and materially adversely affect our financial results.
●	Our branded pharmaceutical expenditures may not result in commercially successful products.

●	There is no certainty that we will be able to execute on any strategic alternatives to maximize shareholder value. If we are unable to execute such strategic alternatives, we may be forced to significantly cut costs.
●	We expend a significant amount of resources on research and development, including milestones on in licensed products, which may not lead to successful product introductions.
●	Upneeq® may fail to achieve market acceptance by clinicians and patients, or others in the medical community, and the market opportunity for Upneeq may be smaller than we estimate.
●	If we are unable to maintain our sales, marketing and distribution capabilities, or establish additional capabilities if and when necessary, we may not be successful in commercializing Upneeq.
●	If our products or product candidates do not produce the intended effects, our business may suffer.
●	Failures of or delays in clinical trials are common and have many causes, and such failures or delays could result in increased costs to us and could prevent or delay our ability to obtain regulatory approval and commence product sales for new products.
●	Our profitability depends on coverage and reimbursement by governmental authorities, private health plans, MCOs and other third party payors; healthcare reform and other future legislation creates uncertainty and may lead to reductions in coverage or reimbursement levels.
●	The drug regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	We are, and will continue to be in the future, a party to legal proceedings that could result in adverse outcomes.

PART I

ITEM 1. BUSINESS

Overview

We are a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations. In 2020, we continued to transition our business to a specialty pharmaceutical company focused on proprietary products primarily in the eye care and neuroscience areas. The primary drivers of our strategy are highlighted by the recent FDA approval of and commercial launch of RVL-1201, or Upneeq, and the resubmission of our new drug application, or NDA, for arbaclofen extended-release (ER) tablets. Although we received a complete response letter, or CRL, from the FDA with respect to the arbaclofen ER NDA, we continue to support the filing and are evaluating a path forward for FDA approval.

In 2020, we generated total revenues of $177.9 million across our portfolio of promoted specialty eye care, women’s health and neurology products, and other non-promoted products, many of which are complex formulations of generic drugs. Our women’s health products include Divigel® (estradiol gel, 0.1%) for the treatment of moderate to severe vasomotor symptoms due to menopause. Our neurology products include M-72 (methylphenidate hydrochloride extended-release tablets, 72 mg) for the treatment of attention deficit hyperactivity disorder, or ADHD, in patients aged 13 to 65 and Osmolex ER (amantadine extended-release tablets) for the treatment of Parkinson’s disease and drug-induced extrapyramidal reactions, which are involuntary muscle movements caused by certain medications, in adults. Some of our products use our proprietary osmotic-release drug delivery system, Osmodex®, which we believe may offer advantages over alternative ER technologies.

In July 2020, we received regulatory approval from the FDA for RVL-1201, or Upneeq, (oxymetazoline hydrochloride ophthalmic solution, 0.1%), the first approved non-surgical treatment for acquired blepharoptosis, or droopy eyelid, in adults. We launched Upneeq in September 2020. Our in-person sales efforts are currently focused on ophthalmologists and optometrists while we explore broadening reach to other healthcare professionals. We process prescriptions and dispense Upneeq directly to patients from our own pharmacy, RVL Pharmacy. Also in July 2020, we announced that we entered into an exclusive license agreement with Santen Pharmaceutical Co., Ltd, or Santen, covering the development, registration, and commercialization rights in Japan, China, and other Asian countries as well as EMEA countries to RVL-1201. Santen is responsible for further development of RVL-1201 as well as regulatory approvals and commercialization of RVL-1201 in the licensed territories. Under the terms of the license agreement with Santen, we received an upfront cash payment of $25 million and may receive up to an additional $64 million in cash payments based on the achievement of regulatory and sales milestones in Santen’s territories. We are also entitled to royalty payments on net sales of RVL-1201 in Japan, China, and other Asian countries as well as EMEA countries.

Our sales representatives are fully engaged in the launch and in-person promotion of Upneeq, while we continue to maintain non-personal promotional efforts for certain other products in our portfolio, including M-72 in specialty neurology, Divigel in women’s health and OB Complete, our family of prescription prenatal dietary supplements. As of December 31, 2020, our commercial portfolio consisted of approximately 35 promoted and non-promoted products. The cash flow from these products has contributed to our investments in research and development and business development activities. Some of our existing products benefit from several potential barriers to entry, including intellectual property protection, formulation and manufacturing complexities, and U.S. Drug Enforcement Administration, or DEA, regulation and quotas for API.

Many of our generic products compete in markets where barriers to entry are lower than markets in which certain of our promoted products compete. Generic products generally contribute most significantly to revenues and gross margins at the time of launch or in periods where no or a limited number of competing products have been approved and launched. In the United States, the consolidation of buyers in recent years has increased competitive pressures on the industry as a whole. As such, the timing of our new product launches can have a significant impact on our financial results. The entrance into the market of additional competition can have a negative impact on the pricing and volume of the affected products which are outside of our control. In particular, methylphenidate ER tablets, venlafaxine ER tablets, or VERT, and Lorzone have experienced, and are expected to continue to experience, significant pricing and market erosion due to additional competition from other generic pharmaceutical companies. This generic pricing erosion has resulted in lower net sales, revenue and profitability from methylphenidate ER tablets, VERT and Lorzone in 2020, and this erosion is expected to continue.

In June 2020, we resubmitted to the FDA our NDA for arbaclofen ER tablets for the alleviation of spasticity in Multiple Sclerosis (“MS”) patients. In December 2020, we received a CRL from the FDA with respect to the arbaclofen ER NDA. The CRL stated that we did not provide adequate justification (including in our most recent NDA amendment) for the statistical analysis of the change from baseline to Day 84 in the Total Numeric-transformed Ashworth Scale in the most affected limb, or TNmAS-MAL, scores comparing arbaclofen ER 40 mg to placebo, one of the co-primary endpoints. The FDA made a number of recommendations in its CRL, including that we conduct a new study in order to provide substantial evidence of efficacy of arbaclofen ER. We continue to believe that arbaclofen ER tablets can provide a meaningful benefit to patients. On March 4, 2021, we participated in a meeting with the FDA to discuss their recommendations in the CRL, during which we explored selective review of the currently available data and options for a path forward for FDA approval, including conducting another clinical study.

In November 2020, we and our board of directors announced that we were undertaking a comprehensive review of strategic options to maximize shareholder value. The options under consideration include divestitures of non-strategic assets, re-financings, commercialization or collaboration agreements.

Our Strategy

Our goal is to become a leading specialty biopharmaceutical company by developing and commercializing drugs that provide meaningful benefit to patients with significant market opportunities, potential barriers to entry and long product life cycles. Our strategy to achieve this goal is focused on the following:

Establish Upneeq as the First-line Treatment Option for Acquired Ptosis and Continue to Grow Sales. Upneeq is the first and only FDA-approved treatment option for acquired ptosis (droopy eyelid). We believe that there is a significant commercial opportunity for Upneeq given the meaningful unmet need for a non-invasive treatment across millions of acquired ptosis patients in the United States. Our near-term focus is to gain acceptance for Upneeq among eye care providers as the first-line treatment for this common condition. While promotion of the product will rely heavily on our sales force engaging eye care practices during the first several months of launch, we have also started to raise patient awareness of acquired ptosis and Upneeq through social media (e.g., Facebook and Instagram) and are planning to increase direct-to-consumer advertising in 2021. We believe that healthcare provider interest in Upneeq may ultimately transcend eye care, and we are exploring introducing Upneeq to other therapeutic specialties in the future.

Support Sales of Other Marketed Products. In addition to Upneeq, we continue to market over 35 other products, which continue to generate sales and cash flow for our business. As of December 31, 2020, M-72, Divigel, and OB Complete were products that did not face generic competition and continue to be supported by non-personal promotional efforts such as telesales and providing product samples to physicians. Further, we continue to market a portfolio of non-promoted products highlighted by complex osmotic extended-release formulations methylphenidate ER and VERT. Our non-promoted products are supported by a national account team that manages relationships with major drug-buying consortia, pharmaceutical wholesalers and retailers in the United States.

Successfully Develop Our Osmodex Product Pipeline. We are focused on advancing the development of our clinical programs to further diversify our revenue base. Arbaclofen ER is a late-stage development program that leverages our proprietary Osmodex drug delivery technology. Following the re-submission of the NDA upon completion of Phase III studies, we received a CRL from the FDA. We continue to believe the totality of clinical efficacy and safety data from our clinical studies support a path to FDA approval and that Arbaclofen ER represents an attractive potential product candidate with a significant addressable multiple sclerosis spasticity market in the United States. A study published in 2019 found that up to 913,900 people suffer from multiple sclerosis in the United States. Another study conducted from 1996 to 2003 found that approximately 84% of multiple sclerosis patients suffered from some degree of spasticity. With clinicians indicating that approximately 65% of multiple sclerosis patients with spasticity have received pharmacological treatment, we estimate arbaclofen ER’s primary addressable patient population to be approximately 498,980 patients in the United States. We continue to develop other NDA and abbreviated new drug application, or ANDA, product candidates that leverage our proprietary Osmodex drug delivery technology. More specifically, OS870 is an NDA pipeline product intended to treat neurodegenerate disease. The program entered Phase I studies in December 2020 following a pre-IND meeting with the FDA in November 2020. We also continue to advance two additional generic neuroscience ANDA product candidates in various stages of development.

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

Upneeq (RVL-1201) for Acquired Blepharoptosis

We are focused on growing Upneeq with eye care professionals and providing a convenient prescription experience for patients through our pharmacy, RVL Pharmacy. RVL Pharmacy was established as a wholly-owned subsidiary of RVL Pharmaceuticals, Inc. (formerly Revitalid, Inc. and the NDA holder of Upneeq), which is our wholly-owned subsidiary commercializing Upneeq. RVL Pharmacy dispenses Upneeq only and operates only on a cash basis (i.e., it does not submit any claims to third party payors for prescriptions filled). As the first pharmacological treatment for acquired blepharoptosis approved by the FDA in the United States, we believe Upneeq represents an important therapy in the continuum of care for patients with acquired blepharoptosis.

Blepharoptosis, or ptosis, may be present at birth, called congenital blepharoptosis, or acquired over time due to age or illness, called acquired blepharoptosis. Ptosis manifests itself as mild, moderate or severe and can look like the following:

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

We acquired the worldwide rights to RVL-1201 in 2017 in exchange for an upfront cash payment plus the obligation to make additional payments based on our net sales of the product. RVL-1201 is manufactured and supplied to us by Nephron Pharmaceuticals Corporation under an exclusive supply agreement that has a term of five years from the production of the initial commercial batches, and automatically renews for additional one-year periods unless either party provides at least 90 days' advance written notice of non-renewal. Milestone payments in an aggregate amount of up to $2.1 million could become payable by us upon the achievement of certain regulatory and sales milestones.

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

The second Phase III trial was a six-week randomized, multicenter, double-masked, placebo-controlled study to evaluate the safety and efficacy of once-daily treatment of RVL-1201 compared with placebo for the treatment of acquired blepharoptosis. The primary endpoint was a measurement of the mean change from baseline of the number of points seen out of a total of 35 in the top four rows of the LPFT as measured in two time points: hour 6 on day 1 and hour two on day 14. The secondary endpoint was a measurement of the distance between the center of the pupillary light reflex and the upper eyelid margin, or MRD-1. Topline results from the second Phase III trial showed that the trial met both the primary and secondary endpoints. The mean change from baseline on the LPFT on hour 6, day 1 was 6.3 for RVL-1201 versus 2.1 for vehicle (p < 0.0001) and on hour two, day 14 was 7.7 for RVL-1201 versus 2.4 for vehicle (p < 0.0001). The results also showed a statistically significant improvement in MRD-1 at 5 and 15 minutes, and 2 and 6 hours post dose on days 1 and 14. We also completed a 12-week randomized, multicenter, double-masked, placebo controlled safety study to evaluate the safety of RVL-1201 compared with vehicle for the treatment of acquired blepharoptosis. Results of the safety study showed RVL-1201 was well tolerated when administered once daily over a 12-week period where the majority of adverse events were mild and did not require treatment. On July 8, 2020, the FDA approved Upneeq for the treatment of acquired blepharoptosis, or droopy eyelid, in adults.

Arbaclofen ER for the Alleviation of Spasticity in Multiple Sclerosis (“MS”) Patients

We are also developing arbaclofen ER tablets. Baclofen is the only FDA-approved product that targets the GABA b receptor to treat spasticity. Baclofen is a racemic mixture comprised of an R and an S-isomer. The R-isomer of baclofen, or arbaclofen, has been shown in vivo to be up to 100 times more effective at targeting the GABA b receptor than the S-isomer. We developed our product candidate arbaclofen ER, or arbaclofen, using our proprietary Osmodex drug delivery system for the treatment of spasticity in multiple sclerosis patients. Arbaclofen has received orphan drug designation by the FDA in this indication, and we have patent coverage for arbaclofen extending to 2036.

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

However, positive mean CGIC values indicated all three treatment groups improved from baseline. Further, it appears that there was a dose-response relationship between the two strengths as the 80 mg per day dose exhibited a greater improvement in spasticity as assessed by the TNmAS-MAL values than the 40 mg per day dose. Though arbaclofen 80 mg per day had a higher discontinuation rate in the study, the safety and tolerability data were in line with previously reported results, most notably a somnolence incidence of 10.1% and 14.5% for the 40-mg and 80-mg treatment arms, respectively, compared to 10.1% for the placebo treatment arm. Somnolence is one of the most frequently reported dose-limiting adverse events associated with baclofen treatment today. Our analysis of the integrated 40 mg data from both the 3002 and 3004 studies exhibited a statistically significant benefit for subjects in both TNmAS-MAL and CGIC endpoints. Based on these results, we requested a Type C meeting with the FDA to address questions regarding our plans for resubmission of our NDA and in lieu of a face-to-face meeting we received written responses from the FDA in the fourth quarter of 2019.

In June 2020, we resubmitted to the FDA our NDA for arbaclofen ER tablets, and on December 28, 2020, the FDA issued a CRL. The CRL stated that we did not provide adequate justification (including in our most recent NDA amendment) for the statistical analysis of the change from baseline to Day 84 in TNmAS-MAL scores comparing arbaclofen 40 mg to placebo, one of the co-primary endpoints. The FDA made recommendations in its CRL, including that we conduct a new study in order to provide substantial evidence of efficacy of arbaclofen ER. On January 23, 2021, we submitted a Type A meeting request to the FDA to discuss the CRL’s recommendations and obtain advice on a path forward for the NDA. The meeting took place on March 4, 2021, during which we explored selective review of the currently available data and options for a path forward for FDA approval, including conducting another clinical study. If we are required to conduct any additional clinical trials for arbaclofen, our development costs will increase, our regulatory approval process could be delayed or denied and we may not be able to commercialize and commence sales of arbaclofen ER in the timeframe currently contemplated, if at all.

Our Technology

Osmodex: Our Proprietary Drug Delivery System

Certain of our products incorporate our Osmodex drug delivery technology. Our technology allows us to manufacture tablets with one or more active drugs, and in combinations of immediate-release, controlled-release, delayed-release and extended-release, or ER. We believe that our proprietary Osmodex drug delivery system is well-suited to address certain limitations of existing therapies that have less than optimal efficacy or unfavorable side effect profiles as a result of formulation, pharmacokinetic profiles or other complexities. However, whether our proprietary Osmodex drug delivery system will suitably be paired with a given API is not certain or predictable. Each successful pairing that we have achieved in the past was the result of rigorous research, development and innovation. With that approach, our research and development team has led the successful clinical development of approved NDAs incorporating our proprietary Osmodex drug delivery system, including Allegra D® (pseudoephedrine and H1 antagonist), venlafaxine extended-release tablets (VERT), Khedezla® (desvenlafaxine extended-release tablets) and Osmolex ER.

Our Portfolio

As of December 31, 2020, we marketed a diverse portfolio consisting of approximately 35 promoted and non-promoted products, several of which incorporate our proprietary Osmodex drug delivery system. Many of our existing products benefit from potential barriers to entry, including intellectual property protection, formulation and manufacturing complexities, and DEA regulation and quotas for API. The following table shows our promoted and non-promoted product portfolio at December 31, 2020.

Promoted Products (in-person)	Indication	Osmodex Technology	U.S. Regulatory Status
Eye Care
Upneeq	Acquired blepharoptosis (droopy eyelid	No	Approved

Promoted Products (telesales)	Indication	Osmodex Technology	U.S. Regulatory Status
Specialty Neurology
M-72	ADHD in patients aged 13 to 65	Yes	Approved
Arbaclofen ER	Multiple sclerosis spasticity	Yes	Phase III
OS870	Neurodegenerative disorder	Yes	Phase I
Women's Health
Divigel	Menopause	No	Approved
OB Complete	Various dietary needs during prenatal, pregnancy and postnatal periods	No	Dietary Supplement

Non-Promoted Products	Indication	Osmodex Technology	U.S. Regulatory Status
Methylphenidate ER	ADHD	Yes	Approved
Venlafaxine ER tablets (VERT)	Major Depressive Disorder and Social Anxiety Disorder	Yes	Approved
Hydromorphone ER	Pain	Yes	Approved
Nifedipine ER*	Hypertension	Yes	Approved
Sodium Benzoate / Sodium Phenylacetate	Hyperammonemia	No	Approved
Oxybutynin ER*	Overactive bladder	Yes	Approved
Prescription Prenatal Vitamins	Nutritional requirements during pregnancy	No	Dietary Supplement
Chlorzoxazone (Lorzone AG)	Muscle spasms	No	Approved
Tramadol ER (ConZip AG)	Pain	No	Approved
Nitrofurantoin	Urinary tract infections	No	Approved
Osmodex ANDAs	Various	Yes	In Development (2)

●	Out-licensed ANDAs with a commercial partner

Our promoted products are led by Upneeq, the first and only FDA-approved treatment for acquired blepharoptosis, or droopy eyelid, in adult patients, which was approved by FDA in July 2020 and was launched in September 2020. As the first pharmacological treatment for acquired blepharoptosis in the United States, Upneeq represents an important daily therapy in the continuum of care for patients with acquired blepharoptosis.

While our sales representatives are fully engaged in the launch and in-person promotion of Upneeq, we continue to maintain non-personal promotional efforts for certain other products in our portfolio, including M-72 in specialty neurology, Divigel in women’s health, and OB Complete, our family of prescription prenatal dietary supplements. M-72, a novel once-daily dosage of a single 72-mg tablet of extended-release methylphenidate, was approved by the FDA in July 2017 to treat ADHD in patients aged 13 to 65. We launched M-72 in the United States in April 2018. We are the only provider to date of the 72-mg single-dose tablet. Accordingly, we believe there is a market opportunity for the convenience of the single daily dose offered by M-72, which studies have shown to be bioequivalent to two 36-mg methylphenidate ER tablets. As the only approved 72-mg single-dose tablet of methylphenidate in the United States, the FDA has designated M-72 as the reference standard. A reference standard is the drug product selected by the FDA that an applicant seeking approval of an ANDA must use in conducting an in vivo bioequivalence study required for approval. We have obtained patent protection through February 2037 covering certain aspects of the formulation of M-72 that prevent the accelerated release of methylphenidate when exposed to alcohol.

Divigel contains plant-based estradiol and is used as a hormone replacement therapy to treat moderate to severe vasomotor symptoms, which include hot flashes, sweating and flushing caused by menopause. The product was approved by the FDA in June 2007. Menopause typically occurs between the ages of 49 and 52 when a woman’s menstrual cycle stops. As a result, a woman’s ovaries cease producing hormones (estrogen and progesterone), which can lead to vasomotor symptoms. Accordingly, for patients experiencing moderate to severe symptoms, treatment focuses on hormonal replacement. Divigel is available to patients in fixed dose packets of five strengths, 0.25 mg, 0.50 mg, 0.75 mg, 1.0 mg and 1.25 mg. The gel is applied once daily to the upper thigh. The Divigel 1.0 mg dosage has been shown to reduce moderate to severe hot flashes by nearly half at two weeks of use and eliminate hot flashes by almost 80% at 12 weeks of use. Divigel is manufactured by Orion Corporation pursuant to a supply agreement that will expire in January 2026 and, unless terminated by either Orion Corporation or us upon at least two years' notice, will automatically renew for successive five-year terms.

VERT (venlafaxine extended release tablets) was approved in May 2008 and is indicated for the treatment of major depressive disorder, or MDD, and social anxiety disorder, or SAD. VERT is approved for four dosage strengths: 37.5 mg, 75 mg, 150 mg and 225 mg, and is available as a brand and authorized generic version. As of December 31, 2020, the FDA had approved two AB rated generic equivalents of the 37.5 mg strength, four AB rated generic equivalents of the 75 mg strength, five AB rated generic equivalents of the 150 mg strength, and five AB rated generic equivalents of the 225 mg strength. Lorzone is an immediate-release form of chlorzoxazone indicated for the treatment of acute musculoskeletal pain in conjunction with rest and physical therapy that was approved by the FDA in June 2010. It is available in two dosage strengths, 375 mg and 750 mg. We launched an authorized generic form of chlorzoxazone in April 2019. As of December 31, 2020, the FDA had approved five AB rated generic equivalents of the 375 mg strength and six AB rated generic equivalents of the 750 mg strength. ConZip, tramadol hydrochloride (a Schedule IV opioid), is indicated for the management of pain that is severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. ConZip was approved by the FDA in May 2010, and is available in three strengths: 100 mg (25 mg immediate release/75 mg extended release), 200 mg (50 mg immediate release/150 mg extended release) and 300 mg (50 mg immediate release/250 mg extended release). We launched an authorized generic version of tramadol in 2015. There are currently no AB rated generic equivalents approved by the FDA.

Our NDA development pipeline is highlighted by arbaclofen ER. OS870, another product candidate that leverages our Osmodex drug delivery system, is currently in Phase 1 clinical trials. Our non-promoted product portfolio includes methylphenidate ER and VERT as well as smaller volume ANDAs and prescription dietary supplements. As of December 31, 2020, our non-promoted pipeline included two generic neuroscience ANDA products in various stages of development.

Research and Development

Our research and development team leverages its expertise across a variety of scientific disciplines to formulate product candidates and advance programs through the drug development and approval process and post marketing studies. We have capabilities in regulatory affairs, pharmaceutical science, analytical chemistry, preclinical studies, clinical trial design and operations, quality assurance and compliance, medical affairs and pharmacovigilance. We deploy these competencies to advance a product candidate through the drug development process, and develop data and intellectual property to improve our products, support commercialization and extend product life cycles. Scientific staff in Buenos Aires, Argentina, Bridgewater, New Jersey and Marietta, Georgia use their expertise in formulation development (including in our proprietary Osmodex drug delivery system), chemistry and material science to focus on identifying drug compounds for re-formulation to achieve either new therapeutic attributes (e.g., extended release) or indications. Our clinical development team utilizes its experience to design and implement clinical trials to support submission of NDAs for organically developed and in-licensed product candidates. Additionally, we perform early-stage manufacturing and technology transfer engineering and evaluate any unique intellectual property arising from these activities. For development candidates that we have elected to progress forward, scale-up process engineering has been performed at our manufacturing plant in Marietta, Georgia.

As of December 31, 2020, we had 84 employees in our research and development department worldwide. Our staff of research scientists has expertise in the drug development process, from pre-formulation studies and formulation development, to scale-up and manufacturing. The clinical development and medical affairs team assumes product stewardship from pre-clinical testing and first-in-human studies, Phase I, Phase II and Phase III clinical trials through to post-marketing studies, risk management and pharmacovigilance activities. Our research and development team has extensive experience developing and coordinating clinical trial programs and communicating with the FDA throughout the process to ensure proper trial design and an efficient clinical and drug development process. Our team has a successful track record of developing products and receiving FDA approval for NDAs and ANDAs.

Intellectual Property

We have built and continue to develop our intellectual property portfolio for our products and product candidates. We rely on our substantial know-how, technological innovation, patents, trademarks, trade secrets, other intellectual property and in-licensing opportunities to maintain and develop our competitive position. We pursue patent protection in the United States and selected international markets. As of December 31, 2020, we had 45 U.S. patents, 34 patents outside the United States and 25 pending patent applications, the last of which expires in 2039.

Competition

The pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. We will continue to face competition from various global pharmaceutical, biotechnology, specialty pharmaceutical and generic drug companies that engage in drug development activities. Many of our competitors have similar products that focus on the same diseases and conditions that our current and future pipeline products address. Many of our competitors have greater financial flexibility to deploy capital in certain areas as well as more commercial and other resources, marketing and manufacturing organizations, and larger research and development staff. As a result, these companies may be able to pursue strategies or approvals that we are not able to finance or otherwise pursue and may receive FDA, European Medicines Agency or other applicable regulatory approvals more efficiently or rapidly than us. Also, our competitors may have more experience in marketing and selling their products post-approval, and gaining market acceptance more quickly. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our products could become less competitive if our competitors are able to license or acquire technology that is more effective or less costly and thereby offer an improved or a cheaper alternative to our products. We expect any products that we develop and commercialize will compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price and the availability of reimbursement from government and other third-party payors. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize our product portfolio in our target commercial markets.

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

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug or a generic version of a previously approved drug, can be marketed in the United States. The process required by the FDA before a new drug may be marketed in the United States generally involves:

●	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s current good laboratory practice, or GLP, regulations;
●	submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin in the United States;
●	approval by an institutional review board, or IRB, before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practice, or GCP, to establish the safety and efficacy of the proposed drug product for each intended use;
●	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s Current Good Manufacturing Practice, or cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	submission to the FDA of an NDA;
●	satisfactory completion of a potential review by an FDA advisory committee, if applicable; and
●	FDA review and approval of the NDA.

When developing a branded product and bringing it to market, the first step in proceeding to clinical studies is preclinical testing. Preclinical tests are intended to provide a laboratory or animal study evaluation of the product to determine its chemistry, formulation and stability. Toxicology studies are also performed to assess the potential safety of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs. The results of these studies are submitted to the FDA as part of an IND application along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND application is submitted.

The IND application automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials, including concerns that human research subjects are or would be exposed to an unreasonable and significant risk of illness or injury, and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A separate submission to an existing IND application must also be made for each successive clinical trial conducted during product development. Further, an independent IRB must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences and it must monitor the study until completed.

The FDA, the IRB or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or for failure to comply with the IRB’s requirements, or may impose other conditions. GCP requirements include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial, unless a narrow regulatory exemption applies. For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

●	Phase I: In Phase I, through the initial introduction of the drug into healthy human volunteers or patients, the drug is tested to assess absorption, distribution, metabolism, elimination, pharmacokinetics and safety.
●	Phase II: Phase II usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage and to identify common adverse effects and safety risks.
●	Phase III: Phase III clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well controlled Phase III clinical trials to demonstrate the efficacy of the drug. A single Phase III clinical trial with other confirmatory evidence may be sufficient in rare instances, for example, where the study is a large multicenter trial demonstrating internal consistency and a statistically persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include, among other things, the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. Under federal law, the submission of most NDAs is subject to a substantial application user fee, and the manufacturer or sponsor under an approved NDA is also subject to annual program fees. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act, as amended, the FDA has agreed to certain performance goals in the review of NDAs through a two-tiered classification system, Standard Review and Priority Review. Priority Review designation is given to drugs that are intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness over existing therapies. The FDA endeavors to review most applications subject to Standard Review within ten to twelve months whereas the FDA’s goal is to review most Priority Review applications within six to eight months, depending on whether the drug is a new molecular entity.

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

Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or certain problems are identified following initial marketing. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms.

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

Disclosure of Clinical Trial Information

Sponsors of certain clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information on www.ClinicalTrials.gov. Information related to the product, subject population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss certain results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in a manner consistent with the provisions of the approved labeling. While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. There also are extensive DEA regulations applicable to controlled substances.

Adverse event reporting and submission of periodic reports is also required following FDA approval of an ANDA or NDA. Additionally, the FDA may require post-marketing testing, known as Phase IV testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to comply with cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments and list their marketed products with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks. In addition, regulatory authorities may take other enforcement action, including, among other things, Warning Letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, refusal to approve pending applications or supplements to approved applications, civil penalties and criminal prosecution.

The Hatch-Waxman Amendments

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

Abbreviated New Drug Applications

The Hatch-Waxman amendments to the FDCA established a statutory procedure for submission and FDA review and approval of ANDAs, for generic versions of listed drugs. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the API, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include clinical data to demonstrate safety and effectiveness. However, a generic manufacturer is typically required to conduct bioequivalence studies of its test product against the listed drug. The bioequivalence studies for orally administered, systemically available drug products assess the rate and extent to which the API is absorbed into the bloodstream from the drug product and becomes available at the site of action. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the reference listed drug. For some drugs, other means of demonstrating bioequivalence may be required by the FDA, especially where rate or extent of absorption are difficult or impossible to measure. The FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the reference listed drug. A product is not eligible for ANDA approval if the FDA determines that it is not bioequivalent to the reference listed drug if it is intended for a different use or if it is not subject to, and requires, an approved Suitability Petition.

Orange Book Listing

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA (i) that there is no patent listed with the FDA as covering the relevant branded product, (ii) that any patent listed as covering the branded product has expired, (iii) that the patent listed as covering the branded product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved by the FDA until the expiration of such patent or (iv) that any patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the ANDA is submitted. A notice of the Paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

If the reference NDA holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the Paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the Paragraph IV certification, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired as described in further detail below.

Non-Patent Exclusivity

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the listed drug.

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

A drug, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. In addition, drugs approved for diseases for which the patient population is sufficiently small, or orphan indications, are entitled to a seven year data exclusivity period.

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

DEA Regulation

Several of our products, including ConZip, methylphenidate ER (including M-72) and hydromorphone ER are regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, as amended, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with, among other things, the control of handlers of controlled substances and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Methylphenidate (including methylphenidate ER and M-72) and hydromorphone (including hydromorphone ER) are listed as Schedule II drugs and tramadol hydrochloride (including ConZip) is listed as a Schedule IV drug by the DEA under the Controlled Substances Act. The manufacture, shipment, storage, sale and use of Schedule II drugs are subject to a high degree of regulation. For example, Schedule II drug prescriptions generally must be signed by a physician and may not be refilled without a new prescription. Substances in Schedule IV are considered to have a lower potential for abuse relative to substances in Schedule II. A prescription for controlled substances in Schedule IV may be issued by a practitioner through oral communication, in writing or by facsimile to the pharmacist and may be refilled if so authorized on the prescription or by call-in. In the future, our other potential products may also be listed by the DEA as controlled substances.

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

Dietary supplements are also regulated by various state and local governmental agencies. The FTC regulates the advertising of dietary supplements and the National Advertising Division, or NAD, of the Council of Better Business Bureaus oversees an industry sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters to the FTC or the FDA for further action.

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

The FDA Food Safety Modernization Act, or FSMA, enacted on January 4, 2011, amended the FDCA to enhance the FDA’s authority over various aspects of food regulation, including dietary supplements. Under the FSMA, the FDA is authorized to issue a mandatory recall when the FDA determines that there is a reasonable probability that a food, including a dietary supplement, is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. Also under the FSMA, the FDA has (i) expanded access to records; (ii) the authority to suspend food facility registrations and require high-risk imported food to be accompanied by a certification; (iii) stronger authority to administratively detain food; (iv) the authority to refuse admission of an imported food if it is from a foreign establishment to which a U.S. inspector is refused entry for an inspection; and (v) the authority to require that importers verify that the foods they import meet domestic standards.

The FSMA requirements may result in the detention and refusal of admission of imported products, the injunction of manufacturing of any dietary ingredients or dietary supplements until the FDA determines that such ingredients or products are in compliance, and the potential imposition of fees for re-inspection of noncompliant facilities.

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

Pricing and Reimbursement

Successful commercialization of our products depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of our products. Government authorities and third-party payors increasingly are challenging the price of medical products and services. On the government side, there is a heightened focus, at both the federal and state levels, on cost containment under Medicaid, Medicare and other government benefit programs. For example, we are obligated under the Medicaid drug program to pay rebates on certain utilization of our products, under state Medicaid programs. Many state Medicaid programs have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If our current products or future drug candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products. The focus on cost containment has also led to an increase in federal and state legislative initiatives related to drug prices, which could significantly influence the purchase of pharmaceutical products, resulting in lower prices and changes in product demand. If enacted, these changes could lead to reduced payments to pharmaceutical manufacturers.

In addition, third-party payors have been imposing additional requirements and restrictions on coverage and limiting reimbursement levels for pharmaceutical products. Third-party payors may require manufacturers to provide them with predetermined discounts from list prices and limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not include all of the FDA-approved pharmaceutical products for particular indications. Third-party payors may challenge the price and examine the medical necessity and cost-effectiveness of pharmaceutical products in addition to their safety and efficacy. Manufacturers may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of pharmaceutical products in addition to the costs required to obtain the FDA approvals. Adequate third-party reimbursement may not be available to enable manufacturers to maintain price levels sufficient to realize an appropriate return on their investment in drug development.

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

Over the past few years, there were ongoing efforts to modify or repeal all or certain provisions of the ACA. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under the ACA for individuals who do not maintain mandated health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the ACA, including provisions that are unrelated to healthcare reform but were enacted as part of the ACA, was argued before the Supreme Court in November 2020. Pending resolution of the litigation, all of the ACA but the individual mandate to buy health insurance remains in effect.

Beyond the ACA, there have been ongoing health care reform efforts, including a number of recent actions. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Other reform efforts affect pricing or payment for drug products. For example, the Medicaid Drug Rebate Program has been subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70%. A number of regulations were issued in late 2020 and early 2021. For example, revisions to the federal anti-kickback statute, now effective 2023, would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to PBMs and health plans. Some of these changes have been and may continue to be subject to legal challenge. For example, courts temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price.

The nature and scope of health care reform in the wake of the transition from the previous administration to the current administration remains uncertain. The Department of Justice under the Biden administration informed the Supreme Court that the government no longer takes the position that the individual mandate is unconstitutional and cannot be severed from the rest of the ACA. President Biden has temporarily halted implementation of new rules issued immediately prior to the transition that had not yet taken effect (which include a number of health care reforms) to allow for review by the new administration. The revisions to the federal anti-kickback statute initially scheduled to take effect in 2022 now take effect in 2023. More generally, President Biden supported reforms to lower drug prices during his campaign for the presidency.

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

Healthcare Regulations

Pharmaceutical companies are subject to various federal and state laws that are intended to combat health care fraud and abuse and that govern certain of our business practices, especially our interactions with third-party payors, healthcare providers, patients, customers and potential customers through sales and marketing or research and development activities. These include anti-kickback laws, false claims laws, sunshine laws, privacy laws and FDA regulation of advertising and promotion of pharmaceutical products.

Anti-kickback laws, including the federal Anti-Kickback Statute, make it a criminal offense knowingly and willfully to offer, pay, solicit, or receive any remuneration to induce or reward referral of an individual for, or the purchase, order or recommendation of, any good or service reimbursable by, a federal health care program (including our products). The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and patients, prescribers, purchasers and third party payors on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal fines and penalties of up to $104,330 per violation and three times the amount of the unlawful remuneration. A new federal anti-kickback statute enacted in 2018 prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities and laboratories) and applies to services reimbursed by private health plans as well as government health care programs. Criminal sanctions (up to $200,000 fine and ten years imprisonment) can be imposed for violations.

The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit knowingly presenting, or causing to be presented, claims for payment to the federal government (including Medicare and Medicaid) that are false or fraudulent (and, under the Federal False Claims Act, a claim is deemed false or fraudulent if it is made pursuant to an illegal kickback). Manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in significant monetary penalties, including fines ranging from $11,665 to $23,331 for each false claim, and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other improper sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The Federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, supplier or practitioner providing Medicare or Medicaid payable items or services. Noncompliance can result in civil money penalties of up to $20,866 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.

Federal criminal statutes prohibit, among other actions, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. As with the federal Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Analogous state and foreign laws and regulations, including state anti-kickback and false claims laws, may apply to products and services reimbursed by non-governmental third-party payors, including commercial payors. Additionally, there are state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or that otherwise restrict payments that may be made by pharmaceutical companies to healthcare providers. There are also state and foreign laws that require drug manufacturers to report marketing expenditures or pricing information.

Sunshine laws, including the federal Open Payments law enacted as part of the ACA, require pharmaceutical manufacturers to disclose payments and other transfers of value made to physicians and certain other health care providers or professionals. Under the federal Open Payments law pharmaceutical manufacturers are required to submit reports annually to the government. Failure to submit the required information may result in civil monetary penalties of up to an aggregate of $176,495 per year (or up to an aggregate of $1,176,638 per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations. Certain states and foreign governments require the tracking and reporting of gifts, compensation and other remuneration to certain healthcare providers.

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

The FDA regulates the sale and marketing of prescription drug products and, among other things, prohibits pharmaceutical manufacturers from making false or misleading statements and from promoting products for unapproved uses. There has been an increase in government enforcement efforts at both the federal and state level. Numerous cases have been brought against pharmaceutical manufacturers under the Federal False Claims Act, alleging, among other things, that certain sales or marketing-related practices violate the Anti-Kickback Statute or the FDA’s regulations, and many of these cases have resulted in settlement agreements under which the companies were required to change certain practices, pay substantial fines and operate under the supervision of a federally appointed monitor for a period of years. Due to the breadth of these laws and their implementing regulations and the absence of guidance in some cases, it is possible that our practices might be challenged by government authorities. Violations of fraud and abuse laws may be punishable by civil and criminal sanctions including fines, civil monetary penalties, as well as the possibility of exclusion of our products from payment by federal health care programs.

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

Many government and third-party payors reimburse the purchase of certain prescription drugs based on a drug’s AWP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, which they have suggested have led to excessive payments by state and federal government agencies for prescription drugs. We and numerous other pharmaceutical companies have been named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP.

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

Federal Regulation of Patent Litigation Settlements and Authorized Generic Arrangements

As part of the Medicare Prescription Drug Improvement and Modernization Act of 2003, companies are required to file with the FTC and DOJ certain types of agreements entered into between brand and generic pharmaceutical companies related to the settlement of patent litigation or manufacture, marketing and sale of generic versions of branded drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.

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

In addition, we are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances, the discharge of pollutants into the air and water and the cleanup of contamination. We are required to maintain and comply with environmental permits and controls for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased manufacturing activities at any of our facilities. We could incur significant costs or liabilities as a result of any failure to comply with environmental laws, including fines, penalties, third-party claims and the costs of undertaking a clean-up at a current or former site or at a site to which our wastes were transported. In addition, we have grown in part by acquisition, and our diligence may not have identified environmental impacts from historical operations at sites we have acquired in the past or may acquire in the future.

Information about our Executive Officers

Brian Markison, 61, became a director and our Chief Executive Officer in 2016. Mr. Markison has been a healthcare industry advisor to Avista since September 2012 and has more than 30 years of operational, marketing, commercial development and sales experience with international pharmaceutical companies. From July 2011 to July 2012, he served as the President and Chief Executive Officer and member of the board of directors of Fougera Pharmaceuticals Inc., a specialty pharmaceutical company in dermatology that was sold to Sandoz Ltd., the generics division of Novartis AG. Before leading Fougera, Mr. Markison was Chairman and Chief Executive Officer of King Pharmaceuticals, Inc., which he joined as Chief Operating Officer in March 2004. He was promoted to President and Chief Executive Officer later that year and elected Chairman in 2007. Prior to joining King Pharmaceuticals, Inc., Mr. Markison held various senior leadership positions at Bristol-Myers Squibb Company, including President of Oncology, Virology and Oncology Therapeutics Network; President of Neuroscience, Infectious Disease and Dermatology; and Senior Vice President, Operational Excellence and Productivity. He serves as Chairman of the board of Lantheus Holdings, Inc. and is on the board of directors of Avista Healthcare Public Acquisition Corp., National Spine and Pain Centers, LLC and Braeburn

Pharmaceuticals, Inc. He is also a Director of the College of New Jersey. Mr. Markison received a B.S. degree from Iona College.

Tina deVries, Ph.D., 60, became our Executive Vice President, Research & Development in May 2016. Dr. deVries most recently served as the Principal of TM deVries Consulting, LLC from October 2014 to April 2016. From October 2013 to September 2014, she held the position of Vice President of Nonclinical and Clinical Pharmacology at Actavis plc. Dr. deVries previously served as the Vice President of Clinical Pharmacology at Warner Chilcott plc, a specialty pharmaceutical company, from April 1996 until the company was acquired by Actavis in October 2013. Dr. deVries holds a B.S. in Pharmacy and a Ph.D. in Pharmaceutics and Pharmaceutical Chemistry from The Ohio State University.

Andrew Einhorn, 61, became our Chief Financial Officer in September 2017. Mr. Einhorn has more than 15 years of experience in the pharmaceutical industry. From March 2014 to March 2017, Mr. Einhorn served as the Chief Financial Officer of Edge Therapeutics, Inc., a clinical-stage biotechnology company that he joined as Executive Vice President of Corporate Development in May 2013. Prior to that, he was a co-founder, Executive Vice President and Chief Financial Officer at Oceana Therapeutics, Inc. from May 2008 to January 2012. Previously, Mr. Einhorn was a co-founder and Chief Financial Officer of both Esprit Pharma, Inc., from June 2005 to October 2007, and ESP Pharma, Inc., from April 2003 to March 2005. From 1983 to 2003, Mr. Einhorn was an investment banker with Credit Lyonnais Securities, PNC Capital Markets, Chase Securities, Inc., Bankers Trust Company and the Chase Manhattan Bank. Mr. Einhorn is licensed as a Certified Public Accountant in the State of New Jersey and holds a B.S. in Finance and Accounting from The American University.

James Schaub, 39, has served as our Executive Vice President and Chief Operating Officer since 2016. Prior to that he served as Chief Operating Officer, Trigen Laboratories beginning in December 2013. Mr. Schaub previously served as Vice President, M&A of Fougera Pharmaceuticals, Inc. from August 2011 to September 2012. Prior to that, Mr. Schaub spent five years with King Pharmaceuticals, Inc., where he held several commercial roles of increasing responsibility. He joined our company in December 2013. Mr. Schaub holds a B.A. in Economics from Middlebury College and an M.B.A. from Rutgers Business School.

Christopher Klein, 57, became our General Counsel and Secretary in December 2013. Mr. Klein previously served as the General Counsel of Fougera Pharmaceuticals Inc. from August 2011 to September 2012. Prior to his time at Fougera Pharmaceuticals Inc., Mr. Klein spent six years with King Pharmaceuticals, Inc. where he held the position of Deputy General Counsel prior to King Pharmaceuticals, Inc.'s acquisition by Pfizer, Inc. Prior to that, Mr. Klein spent six years in senior legal roles with Bristol-Myers Squibb Company. Mr. Klein holds a B.A. in Biology from Adelphi University, an M.A. in Education from Columbia University and a J.D. from Fordham University.

Employees

As of December 31, 2020, we had a total of 302 full time employees (including 39 employees in Argentina and two employees in Hungary). We have one union employee in Argentina who is subject to a collective bargaining agreement. Otherwise, we have no collective bargaining agreements with our employees and none are represented by labor unions. We consider our current relations with our employees to be good.

Corporate Information

Our principal executive offices are located at 400 Crossing Boulevard, Bridgewater, New Jersey 08807, and our registered office in Ireland is 25-28 North Wall Quay, Dublin 1, Ireland and our telephone number is (908) 809-1300. Our website address is www.osmotica.com.

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

ITEM 1A. RISK FACTORS

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K. We have presented the below risks as “Risks related to our business,” “Risks related to the development and commercialization of products,” “Risks related to our intellectual property rights,” “Risks related to our industry,” “Risks related to our indebtedness,” “Risks related to our ordinary shares,” “Risks related to being an Irish corporation listing ordinary shares,” “Risks related to taxation” and “General risks.” If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, prospects, operating results or financial condition.

Risks related to our business

Due to our dependence on a limited number of products, our business could be materially adversely affected if one or more of our key products do not perform as well as expected.

We generate a significant portion of our total revenues and gross profit from the sale of a limited number of products. For the years ended December 31, 2020 and 2019, our top ten products by product sales accounted for approximately 95% and approximately 97%, respectively, of our total revenues and a significant portion of our gross profit. Any material adverse developments, including increased competition, pricing pressures or supply shortages, with respect to the sale or use of one or more of these products or our failure to successfully introduce new key products, could have a material adverse effect on our revenues and gross profit. For example, we have experienced significant increased pricing and market share pressure on methylphenidate ER, VERT and Lorzone due to additional market entrants, which we expect to continue.

Upneeq may fail to achieve market acceptance by clinicians and patients, or others in the medical community, and the market opportunity for Upneeq may be smaller than we estimate.

Upneeq may fail to gain market acceptance by clinicians, patients, and others in the medical community. While there are no drugs other than Upneeq currently approved in the United States for the treatment of acquired blepharoptosis in adults, some clinicians may treat blepharoptosis with off-label use of other products or with surgery, or they may not treat the condition at all. Additionally, as the first drug approved for blepharoptosis, we spend significant resources on educating clinicians about the disorder and the impact on patients’ lives. Our education efforts may not be sufficient to convince clinicians to prescribe Upneeq for their patients suffering from blepharoptosis.

If Upneeq does not achieve adequate levels of acceptance by clinicians or patients, we will not generate significant product revenues. The degree of market acceptance of Upneeq will depend on a number of factors, including:

●	the efficacy and potential advantages of Upneeq compared to alternative treatments, including surgery;
●	the price at which we offer Upneeq;

●	the clinical indication for which Upneeq is approved;
●	the willingness of the target patient population to try new therapies and of clinicians to prescribe these therapies;
●	the effectiveness of our marketing and distribution support, and our available resources to support adequate marketing efforts; and
●	the timing of market introduction of competitive products.

Our assessment of the potential market opportunity for Upneeq is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. The potential market opportunity for the treatment of acquired blepharoptosis, or droopy eye lid, is difficult to precisely estimate. The results from our physician and patient surveys may be less reflective of the acquired blepharoptosis population as a whole than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size or otherwise fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for Upneeq may be smaller than we expect, and as a result our product revenue may be less than expected. The uncertainty with respect to the future progression of the COVID-19 pandemic and its long-term effects may also adversely impact the accuracy of such estimates and our potential market opportunity for Upneeq.

Upneeq is only available through our pharmacy, RVL Pharmacy, and is a cash only product not covered by any private or government insurance. We control the price for Upneeq which is consistent for all patients. Although we believe this cash only model with consistent pricing is a benefit to patients, the price or distribution model may not be accepted by clinicians or patients and may negatively impact filled prescriptions and sales of Upneeq.

Our decision to establish and dispense Upneeq exclusively through a wholly-owned mail order pharmacy represents a new distribution model for us and has expanded the scope of applicable government regulation and may provoke government scrutiny.

We have made the decision to dispense Upneeq solely through a mail order pharmacy operated by RVL Pharmacy LLC. RVL Pharmacy was established as a wholly-owned subsidiary of RVL Pharmaceuticals, Inc. (formerly RevitaLid, Inc. and the NDA holder of Upneeq), which is our wholly-owned subsidiary commercializing Upneeq. The pharmacy dispenses only Upneeq and operates only on a cash basis (i.e., it does not submit any claims to third party payors for prescriptions filled). We cannot be certain that this business model will be successful. As a pharmacy, RVL Pharmacy is subject to certain regulations that have not historically applied to our operations, including state pharmacy licensure requirements and privacy and data security laws applicable only to health care providers. For example, none of our companies have historically been a covered entity under HIPAA. Going forward, we may make the determination that one or more of our companies, such as RVL Pharmaceuticals, Inc. or RVL Pharmacy, may be a HIPAA covered entity. HIPAA covered entities are subject to comprehensive data privacy, security and breach notification obligations and non-compliance may result in civil money penalties as well as criminal fines and imprisonment. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our pharmacy operations. For example, pharmacies licensed under California law are subject to California's Confidentiality of Medical Information Act, CMIA, which places restrictions on the use and disclosure of medical information by providers of health care, including pharmacies, and can impose a significant compliance obligation on such providers. Violations of the CMIA can result in criminal, civil and administrative sanctions, and the CMIA also provides individuals a private right of action with respect to disclosures of their health information that violate CMIA.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China.  COVID-19 has since spread to other regions in China and other countries, including the United States, where we have our executive offices and principal operations. Infections and deaths related to COVID-19 have disrupted the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay the FDA approval with respect to, our clinical trials and product candidates. It is unknown how long these disruptions could continue.  Other known and unknown factors caused by COVID-19 could also materially delay our clinical trials that may be required for these or other product candidates, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and/or approval of our product candidates.

The economic impact of COVID-19’s spread, which has caused a broad impact globally, such as restrictions on travel and quarantine policies put into place by businesses and governments, may adversely affect us. In particular, we expect that the COVID-19 outbreak will negatively affect demand for our products by limiting the ability of our sales representatives to meet with physicians and patients to visit their doctors and pharmacists to receive prescriptions for our products. Specifically, we expect that our in-person sales and marketing efforts for Upneeq may be negatively impacted by the COVID-19 outbreak as patients de-prioritize or delay non-critical physician visits and procedures, such as those related to eye care.

We have experienced increased demand for certain of our products as customers increase stock as a precautionary measure during the pandemic. We expect that this stockpiling of our product will result in decreased demand for our products in the future as customers use their higher inventory as opposed to placing new customer orders or filing new prescriptions. We have increased inventory of one of our products to avoid supply issues if our contract manufacturer is unable to operate due to the pandemic. If demand for the product does not increase or maintain at a certain level we may be forced to write off product that becomes outdated.

Additionally, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic has resulted in and could continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and our ability to execute on our strategic plans.

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

Goodwill and other intangible assets represent a significant portion of our assets. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. We review our goodwill, indefinite lived intangible assets and definite lived intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. For example, we incurred charges for impairments of intangible assets of $49.0 million during the fourth quarter of 2020, primarily related to the write-off to fair value of venlafaxine due to lower revenue due to generic competition and a write down to fair value of arbaclofen ER due to a delay in the anticipated commercialization date, if approved. For the year ended December 31, 2020, we recorded non-cash impairment charges of $72.2 million related to adjustments to the forecasted operating results for certain of our acquired generic, developed technology, product and distribution rights compared to their originally forecasted operating results at the date of acquisition.

In certain circumstances, we issue price adjustments and other sales allowances to our customers, including providing lower pricing to underinsured or non-insured patients. If our estimates for these price adjustments are incorrect, any reserves which we establish for these programs may be inadequate, and may result in adjustments to these reserves or otherwise have a material adverse effect on our financial position and results of operations.

For some of our products, we enjoy a period of time during which we may be the only party, or one of a small number of parties, marketing and selling a certain product. This might be seen more often with one of our brand products, but may also occur in instances where we are one of a small number of parties selling a generic product. At some point other parties, selling either a competitive brand or generic product, may enter the market and compete for customers and market share resulting in a significant price decline for our drug. When we experience price declines following a period of marketing exclusivity or semi-exclusivity, or at any time when a competitor enters the market or offers a lower price with respect to a product we are selling, we may decide to lower the price of our product to retain market share. As a result of lowering prices, we may provide price adjustments to our customers for the difference between our new (lower) price and the price at which we previously sold the product which is still held in inventory by our customers, which is known as a shelf stock adjustment. While we do establish reserves for shelf stock adjustments, if actual shelf stock adjustments differ from our estimates, our operating results could be negatively affected. There are also circumstances under which we may decide not to provide price adjustments to certain customers, and consequently, as a matter of business strategy, we may risk a greater level of sale returns of products in the customer’s existing inventory and lose future sales volume to competitors rather than reduce our pricing.

We establish reserves for chargebacks, rebates and incentives, other sales allowances and product returns at the time of sale, based on estimates. Separately, these same reserves may be used to support a patient assistance program. A patient assistance program is a program designed to improve patient access to products by reducing barriers to access caused by potentially high out-of-pocket expenses for patients. The program assists under-insured or non-insured patients by helping to defray their out-of-pocket costs, in some cases entirely. Our estimates on the number of participants for the patient assistance program or other similar programs, currently or in the future, may affect the adequacy of our reserves. Although we believe our processes for estimating reserves are adequate, we cannot provide assurances that our reserves will ultimately prove to be adequate. Increases in sales allowances may exceed our estimates for a number of reasons, including unanticipated competition or an unexpected change in one or more of our contractual relationships. We will continue to evaluate the effects of competition and will record a price adjustment reserve if and when we deem it necessary. Any failure to establish adequate reserves with respect to sales allowances may result in a material adverse effect on our financial position and results of operations.

Rebates include mandated discounts under the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program and TRICARE Retail Pharmacy Refunds Program (TRICARE). Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements with benefit providers. We estimate the allowance for rebates based on statutory discount rates and expected utilization at the time of sale. We adjust the allowance for rebates quarterly to reflect actual experience. If we change the way rebates are applied or calculated, it may impair our ability to accurately accrue for rebates and have a material adverse effect on our financial position and results of operations. See “Risks Related to Our Industry — Our profitability depends on coverage and reimbursement by governmental authorities, managed care organizations, or MCOs, and other third-party payors; healthcare reform and other future legislation creates uncertainty and may lead to reductions in coverage or reimbursement levels.”

We may incur operating losses in the future.

Our net loss was $79.6 million for the year ended December 31, 2020. Our operating results may fluctuate significantly from quarter to quarter and year to year.

We devote significant amounts of financial resources to the manufacture, marketing and commercialization of our approved products, and support of our research and development of our clinical and preclinical programs. We may incur significant expenses in the future. Some of these expenses will be made in connection with our ongoing activities, as we:

●	launch new products into the marketplace;
●	conduct clinical trials and seek regulatory approval for arbaclofen ER and additional indications for Upneeq;
●	continue development of our pipeline product candidates;
●	conduct preclinical studies for product candidates;
●	add personnel to support our marketing, commercialization and sales of approved products, including Upneeq, and continue clinical and preclinical product development efforts;
●	continue our research and development efforts for new product opportunities, including business development and acquisitions; and
●	operate as a public company.

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

Our profitability depends on our major customers. If these relationships do not continue as expected, including as a result of the continuing trend of consolidation of certain customer groups, our business, financial condition, prospects and results of operations could materially suffer.

As of December 31, 2020, we had approximately 55 customers, some of which are part of larger buying groups. Our three largest customers accounted for approximately 94% of our total revenues for the year ended December 31, 2020, as follows: Cardinal Health, Inc. 20%; McKesson Corporation 43%; and AmerisourceBergen Corporation 31%. The loss of any one or more of these or any other major customer or the substantial reduction in orders from any one or more of our major customers could have a material adverse effect upon our business, prospects, future operating results and financial condition.

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

Commercializing branded products is more costly than generic products. We have made significant investments in the development, launch and commercialization of branded products. This has led to increased infrastructure costs. We cannot be certain that these business expenditures will result in the successful development or launch of branded products or will improve the long-term profitability of our business. Just as our generic products take market share from the corresponding branded products, we will confront the same competitive pressures from other generic pharmaceutical companies that may seek to introduce generic versions of our branded products. Generic products generally are sold at a significantly lower cost than the branded version, and, where available, may be required or encouraged in preference to the branded version under third-party reimbursement programs, or may be required by law to be substituted for branded versions by pharmacies. Competition from generic equivalents, accordingly, could have an adverse effect on our branded products. While we have endeavored (with our relevant development and manufacturing partners, as applicable) to protect our branded assets by incorporating specialized manufacturing processes and by securing regulatory exclusivities and intellectual property protections, such exclusivities and protections are subject to expiry and to legal challenges.

We continue to consider product or business acquisitions or licensing arrangements to expand our product line. The success of our branded products will be based largely on the successful commercialization of our existing products, the identification of products for acquisition or future development and the acquisition or in-licensing of new product opportunities. Our current and future investments in acquisition or license arrangements may not lead to expected, adequate or any returns on investment. We also may not be able to execute future license or acquisition agreements on reasonable or favorable terms in order to continue to grow or sustain our branded products. In addition, we cannot be certain that our branded product expenditures will result in commercially successful launches of these products or will improve the long-term profitability of our branded products. Any future commercialization efforts that do not meet expectations could result in a write-down of assets related to the relevant products.

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

The pharmaceutical industry is highly competitive. The principal competitive factors in the pharmaceutical industry include:

●	introduction of other brand or generic drug manufacturers’ products in direct competition with our products;
●	introduction of authorized generic products in direct competition with our products, particularly during exclusivity periods;
●	ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits;
●	consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups;
●	the willingness of our customers, including wholesale and retail customers, to switch among products of different pharmaceutical manufacturers;
●	pricing pressures by competitors and customers;
●	a company’s reputation as a manufacturer and distributor of quality products;
●	a company’s level of service (including maintaining sufficient inventory levels for timely deliveries);
●	product appearance and labeling; and
●	a company’s breadth of product offerings.

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

We also face price competition generally as other manufacturers enter the market. Any such price competition may be especially pronounced where our competitors source their products from jurisdictions where production costs may be lower than our production costs (sometimes significantly), especially lower-cost non-U.S. jurisdictions. Any of these factors, in turn, could result in reductions in our sales prices and gross profit. This price competition has led to an increase in customer demands for downward price adjustments by pharmaceutical distributors. There can be no assurance that we will be able to compete successfully in the industry or that we will be able to develop and implement any new or additional strategies successfully.

Some of our products, including VERT and Divigel, are reference listed drugs. Manufacturers may seek approval of generic versions of our reference listed drugs through the submission of ANDAs. In order to obtain approval of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use and labeling as the reference listed drug, and that the generic version is bioequivalent to the reference listed drug, meaning that it is chemically identical and is absorbed in the body at the same rate and to the same extent. An ANDA applicant need not conduct its own clinical trials to demonstrate the safety or effectiveness of its generic product, but instead may rely on the prior findings of safety and effectiveness for the reference listed drug. As a result, generic products may be significantly less costly to bring to market than reference listed drugs, and companies that produce generic products are generally able to offer them at lower prices. Moreover, many states allow or require substitution of a therapeutically equivalent generic drug at the pharmacy level even if a reference listed drug is prescribed. Thus, following the introduction of a generic drug, a significant percentage of the market share of a reference listed drug may be lost to the generic product. Competition from generic versions of our products could negatively impact our future total revenues, profitability and cash flows. For example, methylphenidate ER tablets, VERT and Lorzone have experienced, and are expected to continue to experience, significant pricing erosion due to additional competition from other generic pharmaceutical companies.

Competition in the generic drug industry has also increased due to the proliferation of authorized generic pharmaceutical products. Authorized generics are generic pharmaceutical products that are introduced by brand companies, either directly or through third parties, under the brand’s NDA approval for its own branded drug. Authorized generics, which have already been approved for marketing under the brand’s NDA, are not prohibited from sale during the 180-day marketing exclusivity period granted to the first-to-file ANDA applicant. The sale of authorized generics adversely impacts the market share of a generic product that has been granted 180 days of marketing exclusivity. This is a significant source of competition for companies that have been granted 180 days of marketing exclusivity, because an authorized generic can materially decrease the profits that such a company could receive as an otherwise exclusive marketer of a product. Branded drug product companies may also reduce the price of their branded drug products to compete directly with generic drug products entering the market, which would similarly have the effect of reducing gross profit. Such actions have the effect of reducing the potential market share and profitability of generic products and may inhibit the development and introduction of generic pharmaceutical products corresponding to certain branded drugs.

Approximately 70% and 77% of our net product sales for the years ended December 31, 2020 and 2019, respectively, were generated by our generic products. Our future profitability depends, in part, upon our ability to introduce, on a timely basis, new generic products. The timeliness of our product introductions is dependent upon, among other things, the timing of regulatory approval of our products, which to a large extent is outside of our control, as well as the timing of competing products. As additional suppliers introduce comparable generic pharmaceutical products, price competition intensifies, market access narrows and product sales prices and gross profit decline, often significantly and rapidly.

As our competitors introduce their own generic equivalents of our generic pharmaceutical products, our revenues and gross profit from such products generally decline, often rapidly.

Revenues and gross profit derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent for a brand name product or the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product often is able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for their own generic versions, that market share and the price of that product will typically decline depending on several factors, including the number of competitors, the price of the branded product and the pricing strategy of the new competitors. For example, our revenues from methylphenidate ER declined 57% for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to price erosion as result of generic competition from other pharmaceutical companies. Additionally, we are experiencing, and expect to continue to experience, significant price and market pressure on VERT and Lorzone, which experienced 66% and 74% revenue declines over the same period, respectively. We cannot provide assurance that the number of competitors with such products will not increase to such an extent that we may stop marketing a product for which we previously obtained approval, which may have a material adverse impact on our total revenues and gross profit.

A business interruption at our manufacturing facility in Marietta, Georgia, our warehouses in Sayreville, New Jersey and Tampa, Florida, our pharmacy in Sayreville, New Jersey or at facilities operated by third parties that we rely on, could have a material adverse effect on our business, financial condition and results of operations.

All of the products that we manufacture are produced at our manufacturing facility in Marietta, Georgia, and our inventory passes through our warehouses in Sayreville, New Jersey and Tampa, Florida. Upneeq is distributed to patients through our pharmacy, RVL Pharmacy, in Sayreville, New Jersey. These facilities, or the facilities of third parties that we rely on for the development, supply, marketing or distribution of raw materials or finished products, including Nephron Pharmaceuticals’ facility in South Carolina, which we rely upon for the manufacture of Upneeq, could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. For example, the ongoing COVID-19 outbreak has resulted in increased travel restrictions and may result in extended shutdown of our facilities or certain of our suppliers’ businesses, which may negatively affect our suppliers’ operations. These or any further political or governmental developments or health concerns in countries in which we or our suppliers operate could result in social, economic and labor instability, which could have a material adverse effect on the continuity of our business, including with respect to the availability of raw materials for production. A significant disruption at any of these facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial condition and results of operations.

We depend to a large extent on third-party suppliers and distributors for the raw materials for our products, particularly the chemical compounds comprising the API used in our products, as well as suppliers and distributors for certain finished goods. A prolonged interruption in the supply of such products could have a material adverse effect on our business, financial position and results of operations.

We purchase raw materials, including API, and finished goods from both U.S. and non-U.S. companies. If we experience supply interruptions or delays, we may have to obtain substitute materials or products, which in turn would require us to obtain amended or additional regulatory approvals, subjecting us to additional expenditures of significant time and resources. We may source raw materials or API from a single source, which increases the risk to our business if supply from that source is interrupted. For example, Orion Corporation is our only supplier of Divigel and Nephron Pharmaceuticals Corporation is our only supplier of Upneeq. We also contract with third parties to distribute finished products, including Lannett Company, Inc. for oxybutynin ER and nifedipine ER.

Further, third parties with whom we have agreements may allege that we have failed to perform our obligations under such agreements and we may become involved in lawsuits or other proceedings related to such agreements. If any dispute with a third-party supplier or distributor were determined adversely to us, it could have a material adverse effect on our business, financial position and results of operations.

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

We depend on third-party agreements for a portion of our product offerings and product candidates, including certain key products, and any failure to maintain these arrangements or enter into similar arrangements with new partners could result in a material adverse effect.

A component of our business model involves entering into a variety of third-party agreements covering a combination of joint development, supply, marketing and distribution of products. For example, we rely on a variety of third parties for the development and supply of API for products that we manufacture at our manufacturing facility in Marietta, Georgia. For the year ended December 31, 2020, 32% of our total revenues were generated from products manufactured under contract or under license. We cannot provide assurance that the development, manufacturing or supply efforts of our contractual partners will continue to be successful, that we will be able to maintain or renew such agreements or that we will be able to enter into new agreements for additional products. These third parties may also exercise their rights to terminate these agreements or may fail to perform their obligations as required under these agreements. Alternatives for some of these agreements may not be easily available.

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

If we are unable to develop or maintain our sales capabilities, we may not be able to effectively market or sell our products, including Upneeq.

For the years ended December 31, 2020 and 2019, we spent $36.3 million and $50.0 million, respectively, on sales and marketing. We face a number of additional risks in developing or maintaining internal sales and marketing capabilities, including:

●	not being able to attract talented and qualified personnel to build an effective marketing or sales force capability, or not be able to attract personnel with sufficient experience in marketing to the physicians and pharmacies in the eye care space;
●	the cost of establishing a marketing and sales force capability may not be justified in light of the total revenues generated from our products;
●	our direct sales and marketing efforts for Upneeq may not be successful; and
●	our virtual sales and marketing efforts for our other products may not be successful.

If we are unable to establish or maintain adequate sales and marketing capabilities or are unable to do so in a timely manner, our ability to generate revenues and profits from our products will be limited and this could have a material adverse effect on our business, financial position and results of operations.

As we gain approval and launch new products, including Upneeq, we will invest in expanding our sales and marketing organization into new areas such as eye care. In 2020, we established our sales and marketing infrastructure for the commercial launch of Upneeq and the distribution of Upneeq directly to patients through RVL Pharmacy. As a company we have limited experience in the sales, marketing and distribution of ophthalmic products. We are currently expanding our sales force and increasing the number of managers and sales people with eye care experience.

There are risks involved with establishing, maintaining and expanding our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any future product launch. Further, we may underestimate the size of the sales force required for successful commercialization of Upneeq and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial success of Upneeq is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize Upneeq on our own include:

●	our inability to recruit, train and retain adequate numbers of effective eye care sales and marketing personnel;
●	the inability of sales personnel to obtain access to clinicians, including as a result of limitation on office visits as a result of COVID-19 or other health concerns, or persuade adequate numbers of clinicians to prescribe Upneeq; and
●	unforeseen costs and expenses associated with maintaining and expanding an independent sales, marketing and pharmacy organization.

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

We may acquire products or businesses. For example, in October 2017, we acquired the rights to RVL-1201, which has since been approved by the FDA as Upneeq, the first approved non-surgical treatment for acquired blepharoptosis in adults. Acquisitions involve numerous risks, including operational risks associated with the integration of acquired businesses or products. These risks include, but are not limited to:

●	difficulties in achieving identified revenue synergies, growth opportunities, operating synergies and cost savings;
●	difficulties in assimilating the personnel, operations and products of an acquired company, and the potential loss of key employees;
●	difficulties in consolidating information technology platforms, business applications and corporate infrastructure;
●	difficulties in integrating our corporate culture with local customs and cultures;
●	possible overlap between our products or customers and those of an acquired entity that may create conflicts in relationships or other commitments detrimental to the integrated businesses;
●	difficulties in obtaining approval from governmental authorities such as the Federal Trade Commission, or FTC;

●	our inability to achieve expected total revenues and gross profit for any products we may acquire;
●	possible contingent liability that includes, among others, known or unknown environmental, patent or product liability claims;
●	the diversion of management’s attention from other business concerns; and
●	risks and challenges of entering or operating in markets in which we have limited or no prior experience, including the unanticipated effects of export controls, exchange rate fluctuations, foreign legal and regulatory requirements, and political and economic conditions.

In addition, non-U.S. acquisitions involve numerous additional risks, including those related to the potential absence or inadequacy of policies and procedures sufficient to assure compliance by a non-U.S. entity with U.S. regulatory and legal requirements. There can be no assurance that we will not be subject to liability arising from conduct which occurred prior to our acquisition of any entity.

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

We regularly review the potential acquisition of technologies, products, product rights and complementary businesses and are currently evaluating, and intend to continue to evaluate, potential product and company acquisitions and other business development opportunities. We may choose to enter into such transactions at any time. Nonetheless, we cannot provide assurance that we will be able to identify suitable acquisition or investment candidates. To the extent that we do identify candidates that we believe to be suitable, we cannot provide assurance that we will be able to reach an agreement with the selling party or parties, that the terms we may agree to will be commercially advantageous to us, or that we will be able to successfully consummate such investments or acquisitions even after definitive documents have been signed. If we make any acquisitions or investments, we may finance such acquisitions or investments through our cash reserves, debt financing (such as borrowings available to us under our senior secured credit facilities, including our revolving credit facility), which may increase our leverage, or by issuing additional equity securities, which could dilute the holdings of our then-existing shareholders. If we require financing, we cannot provide assurance that we will be able to obtain any required financing when needed on acceptable terms or at all. In addition, we may divest certain of our assets. Such divestitures may not be on favorable terms and the proceeds from such divestitures may not outweigh the benefits such divested assets could have provided to our business.

There is no certainty that we will be able to execute on any strategic alternatives to maximize shareholder value.

On November 10, 2020, we and our board of directors announced that we were undertaking a comprehensive review of strategic options to maximize shareholder value. The options under consideration include divestitures of non-strategic assets, re-financings, commercialization or collaboration agreements. There can be no assurance that this comprehensive review process will result in a transaction, or that if a transaction does occur, that it will successfully enhance shareholder value. Our cash position, net of all liabilities, limits our attractiveness to potential merger candidates and the value that we may receive in such merger, joint venture, partnership, or other business combination scenarios may be less than our current market value.

The process of exploring strategic options could adversely impact our business, financial condition and results of operations. We could incur substantial expenses associated with identifying, evaluating, and executing on potential strategic alternatives, including those related to equity compensation, severance pay and insurance, legal, accounting and financial advisory fees. In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the board of directors from our business, could negatively impact our ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction. Further, speculation regarding any developments related to the review and execution of strategic alternatives and perceived uncertainties related to our future could cause our share price to fluctuate significantly.

Risks related to the development and commercialization of products

If we are unable to successfully develop or commercialize new products, or to do so on a timely or cost-effective basis, or to extend life cycles of existing products, our operating results will suffer.

Developing and commercializing a new product is time consuming and costly and is subject to numerous factors that may delay or prevent development and commercialization. Our future results of operations will depend to a significant extent upon our ability to successfully gain FDA approval of and commercialize new products in a timely and cost-effective manner, especially new branded products as we shift from focusing on generic to branded products. There are numerous difficulties in developing and commercializing new products, including:

●	the ability to develop products in a timely and cost-effective manner and in compliance with regulatory requirements;
●	the success of the pre-clinical and clinical testing processes to assure that new products are safe and effective or chemically identical and bioequivalent to the branded reference listed drug;
●	the risk that any of our products presently under development, if and when fully developed and tested, will not perform as expected;
●	delays or unanticipated costs, including delays associated with the completion of clinical trials for our branded products;
●	delays associated with FDA registration, listing and approval processes and the ability to obtain in a timely manner, and maintain, required regulatory approvals;
●	legal actions against our generic products brought by brand competitors, and legal challenges to our branded products or branded product intellectual property;
●	the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;
●	our ability to scale-up manufacturing methods to successfully manufacture commercial quantities of products in compliance with regulatory requirements; and

●	acceptance of our products by physicians, patients, payors and the healthcare community.

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

This risk exists particularly with respect to the introduction of new branded products as we continue our shift away from focusing on generic markets. NDAs for branded products are subject to uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. For example, in December 2020 we received a complete response letter, or CRL, from the FDA in connection with our NDA for arbaclofen ER for the treatment of multiple sclerosis patients with spasticity. In the CRL, FDA recommended that we conduct a new study in order to provide substantial evidence of efficacy of arbaclofen. On March 4, 2021, we participated in a meeting with the FDA during which we explored selective review of the currently available data and options for a path forward for FDA approval, including conducting another clinical study. The FDA’s review, as well as any subsequent clinical testing, could delay or prevent the commercial launch of arbaclofen ER and increase our operating expenses, including the expenses associated with any additional clinical trials for arbaclofen ER, which could have a material adverse effect on our business, financial position and results of operations. If we are unable or delayed in our attempts to develop and commercialize branded products successfully, we may have to rely primarily on revenue from existing and future generic products to support research and development efforts.

If any of our products, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

We expend a significant amount of resources on research and development, including milestones on in-licensed products, which may not lead to successful product introductions.

Much of our development effort is focused on technically difficult-to-formulate products or products that require advanced manufacturing technology. We expend resources on research and development primarily to enable us to manufacture and market FDA-approved products in accordance with FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. We spent $19.7 million and $32.3 million on research and development expenses in the years ended December 31, 2020 and 2019, respectively. We have entered into, and may in the future enter into, agreements that require us to make significant milestone payments upon achievement of various research and development events and regulatory approvals. As we continue to develop and in-license new products, we will likely incur increased research, development and licensing expenses. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of new FDA-approved products. Also, after we or our development partners submit an ANDA or NDA, the FDA may request that we conduct additional bioequivalence studies for an ANDA or additional clinical trials for an NDA. For example, in December 2020 we received a CRL from the FDA in connection with our NDA for arbaclofen ER. In the CRL FDA indicated we would need to conduct a new study in order to provide substantial evidence of efficacy of arbaclofen given that the primary endpoint for Study OS440-3004, change from baseline to Day 84 in TNmAS-MAL scores comparing arbaclofen 40 mg to placebo, was not met and the co-primary endpoint, results from the clinical global impression of change on Day 84, did not support a treatment benefit.. Any additional clinical studies required for arbaclofen ER as a result of our discussions with the FDA regarding the CRL may result in substantial additional research and development costs.

We may be unable to reasonably determine the total research and development costs required to develop a particular product. As a result, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercializing the product. To the extent that we expend significant resources on research and development efforts and are not ultimately able to introduce successful new products as a result of those efforts or cost-effectively commercialize new products, our business, financial position and results of operations may be materially adversely affected.

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

Our applications for the regulatory approval of our products, including both internally developed and in-licensed products, incorporate the results of testing and other information that is conducted or gathered primarily by independent third parties (including, for example, manufacturers of raw materials, testing laboratories, CROs or independent research facilities). Our ability to obtain and maintain regulatory approval of the products being tested is dependent, in part, upon the quality of the work performed by these third parties, the quality of the third parties’ facilities and the accuracy of the information provided by third parties. Our control over any of these factors may be limited. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of all of our regulatory responsibilities. We and our CROs are required to comply with FDA laws and regulations regarding GCP, which are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization, or ICH, guidelines for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites.

We have in the past been subject to audits by the FDA that have identified irregularities and deviations from GCP. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, if at all.

We also rely on contract laboratories and other third parties, such as CROs, to conduct or otherwise support our preclinical studies properly and on time, which are subject to GLP requirements. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or preclinical studies comply with applicable GCP and GLP regulations. In addition, our clinical trials must be conducted with products produced under the FDA’s cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, portions of the clinical trials for our product candidates may be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP and GLP requirements.

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

Although we have received orphan drug designation for arbaclofen, we may not obtain or maintain the benefits associated with orphan drug designation, including market exclusivity for arbaclofen.

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

Our products or product candidates may cause undesirable side effect or have other adverse properties that could delay or prevent their regulatory approval or limit the scope of any approved package insert or market acceptance, or result in significant negative consequences following marketing approval.

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

If any of our products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result. If side effects are identified with our marketed products, or if manufacturing problems occur, changes in labeling of our products may be required, which could have a material adverse effect on our sales. Label changes may be necessary for a number of reasons, including the identification of actual or potential safety or efficacy concerns by regulatory agencies or the discovery of significant problems with a similar product that implicates an entire class of products. Any significant concerns raised about the safety or efficacy of the products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to the manufacturing processes, or to seek re-approval of the relevant manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of its marketing approval. Our products, including ConZip, Divigel and VERT, have in the past been subject to safety labeling changes, which we have addressed and incorporated into relevant product labeling. Our products and product candidates may become subject to additional safety labeling changes in the future. New safety issues may require us to, among other things, provide additional warnings or restrictions on product package inserts, even including boxed warnings in the United States or similar warnings outside of the United States, directly alert healthcare providers of new safety information, narrow our approved indications, conduct additional clinical studies, alter or terminate current or planned trials for additional uses of products, impose restrictions on distribution, require implementation of REMS, or even remove a product from the market, any of which could have a significant adverse impact on potential sales of the products or require us to expend significant additional funds. The revision of product labeling or the regulatory actions described above could have a material adverse effect on our sales of the affected products and on our business and results of operations. Additionally, we could be sued and held liable for harm caused to patients, and our reputation may suffer.

If any of our products or products we develop or commercialize in the future are shown to be harmful or generate negative publicity from perceived lack of effect or harmful effects, our business, financial condition, results of operations and prospects could be harmed significantly.

If our products or product candidates do not produce the intended effects, our business may suffer.

If our products or product candidates do not produce the effects intended our business may suffer. For example, in July 2020, we received regulatory approval from the FDA for Upneeq, the first approved non-surgical treatment for acquired blepharoptosis, or droopy eyelid, in adults. We launched Upneeq in September 2020 with an in-person sales effort focused on ophthalmologists and optometrists. Despite these efforts, Upneeq may not produce sufficient treatment such that patients or eye care specialists deem it an effective treatment for acquired blepharoptosis. Our products and product candidates, including Upneeq, may not have the effect intended if they are not taken in accordance with applicable instructions. For example, if a patient switches from using another company’s product to one of our products, there may be an actual or perceived lack of efficacy or increase in side effects. This is not uncommon and has been observed, for example, in patients switching between products containing methylphenidate. In this instance, the FDA has the ability to change the designation from AB to BX, or alternatively, to discontinue the product’s approval. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended.

Failures of or delays in clinical trials are common and have many causes, and such failures or delays could result in increased costs to us and could prevent or delay our ability to obtain regulatory approval and commence product sales for new products.

We may experience failures of or delays in clinical trials of our product candidates. Our clinical trials may fail or be delayed for a variety of reasons, including, among others: delays in obtaining regulatory approval to commence a trial; imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities; delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, or failure by such CROs to carry out the clinical trial at each site in accordance with the terms of our agreements with them; delays in obtaining required IRB approval at each site; difficulties or delays enrolling a sufficient number of patients or in having patients complete participation in a trial or return for post-treatment follow-up, or clinical sites electing to terminate their participation in one of our clinical trials, which would likely have a detrimental effect on subject enrollment; time required to add new clinical sites; or delays or failure by us or our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

In addition, identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates as well as completion of required follow-up periods. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics or to complete our clinical trials, in a timely manner. Patient enrollment and completion of the trials is affected by factors including: the severity of the disease under investigation; the design of the trial protocol; the size of the patient population; the eligibility criteria for the trial in question; the perceived risks and benefits of the product candidate under trial; the proximity and availability of clinical trial sites for prospective patients; the availability of competing therapies and clinical trials; efforts to facilitate timely enrollment in clinical trials; patient referral practices of physicians; and the ability to monitor patients adequately during and after treatment.

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

Moreover, clinical data are often susceptible to varying interpretations, and many companies that have believed their drug candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their drug candidate. Furthermore, results from our clinical trials may not meet the level of statistical significance or otherwise provide the level of evidence or safety and efficacy required by the FDA or other regulatory authorities for approval of a drug candidate. Finally, clinical trials are expensive and require significant operational resources to implement and maintain.

Many companies in the pharmaceutical and biotechnology industries, including our company, have suffered significant setbacks in later-stage clinical trials even after achieving promising results in earlier-stage clinical trials. For example, the results from completed preclinical studies and clinical trials may not be replicated in later clinical trials, and ongoing clinical trials for our drug candidates may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of approval of a drug candidate for commercial sale. In addition, from time to time, we report interim data from our clinical trials. Interim data from a clinical trial may not be predictive of final results from the clinical trial. Failure to advance drug candidates through clinical development could impair our ability to ultimately commercialize products, which could materially harm our business and long-term prospects.

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

Brand drug companies often pursue strategies that may serve to prevent or delay competition from generic alternatives to their branded products. These strategies include, but are not limited to:

●	marketing an authorized generic version of a branded product at the same time that we introduce a generic equivalent of that product, directly or through agreement with a generic competitor;
●	filing citizen petitions with the FDA that may limit generic competition and result in delays of our product approvals;
●	using REMS-related distribution restrictions or other means of limiting access to their branded products to prevent us from obtaining product samples needed to conduct bioequivalence testing required for ANDA approval, thereby delaying or preventing us from obtaining FDA approval of a generic version of such branded products;
●	seeking to secure patent protection of certain “Elements to Assure Safe Use” of a REMS program, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient, in an attempt to prevent the generic company’s ability to avoid infringement of the patents in question or secure approval;
●	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate a generic product’s bioequivalence or “sameness” to the related branded product;
●	initiating legislative and administrative efforts in various states to limit the substitution of generic versions of branded products for the corresponding branded products;
●	filing suits for patent infringement that automatically delay FDA approval of generic products;
●	introducing “next-generation” products prior to the expiration of market exclusivity for their branded product, which often materially reduces the demand for the generic product for which we may be seeking FDA approval;
●	obtaining extensions of market exclusivity by conducting clinical trials of branded drugs in pediatric populations or by other methods;

●	persuading the FDA to withdraw the approval of branded drugs for which the patents are about to expire, thus allowing the brand company to develop and launch new patented products serving as substitutes for the withdrawn products;
●	seeking to obtain new patents on drugs for which patent protection is about to expire;
●	filing patent applications that are more complex and costly to challenge;
●	seeking temporary restraining orders and injunctions against selling a generic equivalent of their branded product based on alleged misappropriation of trade secrets or breach of confidentiality obligations;
●	seeking temporary restraining orders and injunctions against a generic company that has received final FDA approval for a product and is attempting to launch an at risk product prior to resolution of related patent litigation;
●	reducing the marketing of the branded product to healthcare providers, thereby reducing the branded drug’s commercial exposure and market size, which in turn adversely affects the market potential of the equivalent generic product; and
●	converting branded prescription drugs that are facing potential generic competition to over-the-counter products, thereby potentially blocking the sale of generic prescription drugs under the operation of the Durham-Humphrey amendments to the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, or significantly impeding the growth of the generic prescription market for the drugs.

The FDCA provides for an additional six months of marketing exclusivity attached to another period of exclusivity, such as a five-year period of exclusivity granted to the first applicant to obtain approval of an NDA for a new chemical entity or if a sponsor conducts pediatric clinical trials in response to a written request from the FDA. Some companies have lobbied Congress for amendments to the Hatch-Waxman legislation that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials, rather than the one-half year that is currently permitted. If proposals like these were to become effective, our entry into the market and our ability to generate revenues associated with new generic products may be delayed, reduced or eliminated, which could have a material adverse effect on our business, prospects and financial position.

Risks related to our intellectual property rights

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

The patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and has been and remains the subject of significant litigation in recent years. Legal standards relating to scope and validity of patent claims are evolving and may differ in various countries. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Any patents we have obtained, or may obtain in the future, may be challenged, invalidated or circumvented. For example, Upneeq is protected by three years of new product data exclusivity that expires July 8, 2023, and six patents listed in the FDA Orange Book, three of which expire August 26, 2031 and three of which expire December 16, 2039.  A competitor that develops a generic version of Upneeq can submit an ANDA at any time, and that ANDA may include a Paragraph IV certification alleging that our Orange Book-listed patents are invalid, unenforceable or not infringed. If that were to occur, we would need to assert one or more of our patents. Litigation in which generic companies challenge Orange Book listed patents tends to be lengthy and expensive, and may result in one or more of our patents being held invalid, unenforceable or not infringed and, may expose us to generic competition sooner than we otherwise expect. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

In addition to the above limitations, our patent protection outside the United States may be further limited. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. We generally select to pursue patent protection in only a limited number of jurisdictions outside of the United States. Even where we wish to pursue protection, we may not be able to obtain patent protection for certain technology outside the United States. In addition, the laws of some countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we do pursue patent protection. The laws of certain non-U.S. countries do not protect proprietary rights to the same extent or in the same manner as the U.S., and therefore we may encounter additional problems in protecting and defending our intellectual property in certain non-U.S. jurisdictions. Many companies have encountered significant problems in protecting and defending intellectual property rights in non-U.S. jurisdictions.

Proceedings to enforce patent rights, whether in the United States or in non-U.S. jurisdictions, could: result in substantial costs and divert our efforts and attention from other aspects of our business; put our patents at risk of being invalidated or interpreted narrowly; put our patent applications at risk of not issuing; and provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded to us, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage.

We also rely particularly on trade secrets, unpatented know-how and proprietary expertise and continuing innovation to develop and maintain our competitive position. We generally enter into confidentiality agreements with licensees, suppliers, employees, consultants and other parties. This is done in part because not all of our products are protected by patents. We cannot provide assurance that these agreements will not be breached. We also cannot be certain that we will have recourse to adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. We cannot be sure that our trade secrets and proprietary technology will not be independently developed or otherwise become known by our competitors or, if patents are not issued with respect to internally developed products, that we will be able to maintain the confidentiality of information relating to these products. Efforts to enforce our intellectual property rights can be costly, time-consuming and ultimately unsuccessful. Any failure to adequately prevent disclosure of our know-how, trade secrets and other propriety information could have a material adverse impact on our business and our prospects.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on any issued patent are due to be paid to the U.S. Patent and Trademark office, or the USPTO, and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse may, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly prepare and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products or product candidates, our competitors might be able to enter the market, which would harm our business, prospects and financial position.

Our competitors or other third parties may allege that we, our suppliers or partners are infringing their intellectual property, forcing us to expend substantial resources in litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation, including losses related to “at-risk” product launches, could have a material adverse effect on our business, financial position and results of operations.

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

There may be situations in which we may make business and legal judgments to manufacture, market or sell products that are subject to claims of alleged patent infringement prior to final resolution of those claims by the courts, based upon our belief that such patents are invalid, unenforceable, or are not infringed by our manufacturing, marketing and sale of such products. This is referred to in the pharmaceutical industry as an “at-risk” launch. The risk involved in an at-risk launch can be substantial because, if a patent holder ultimately prevails against us, the remedies available to such holder may include, among other things, permanent injunctive relief preventing the sale of the product and damages measured as a reasonable royalty or by the profits lost by the patent holder, which can be significantly higher than the profits we make from selling our product. We could face substantial damages from adverse court decisions in such matters. We could also be at risk for the value of such inventory that we are unable to market or sell.

Litigation concerning intellectual property rights in the pharmaceutical industry is commonplace and can be protracted and expensive. Pharmaceutical companies with patented branded products regularly sue companies that file applications to produce generic equivalents of their patented branded products for alleged patent infringement or other violations of intellectual property rights, which are expensive to defend and may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expire or are held to be invalid, unenforceable or not infringed by the generic product at issue. When we or our development partners submit an ANDA to the FDA for approval of a generic drug, we or our development partners must certify either (i) that there is no patent listed with the FDA as covering the relevant branded product, (ii) that any patent listed as covering the branded product has expired, (iii) that the patent listed as covering the branded product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved by the FDA until the expiration of such patent or (iv) that any patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the ANDA is submitted, which we refer to as a “Paragraph IV” certification. Whenever we file an ANDA with a Paragraph IV certification, there is a high likelihood that a brand pharmaceutical company will sue us for alleged patent infringement or other violations of intellectual property rights. Also, competing pharmaceutical companies may file lawsuits against us alleging patent infringement or other violations of intellectual property rights or may file declaratory judgment actions against us alleging non-infringement, invalidity, or unenforceability of our own patents. Because substantially all of our current business involves the development and marketing of products that are subject to potential claims of patent infringement by third parties or, with respect to our own branded products, are subject to third-party challenges, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time consuming and could result in a substantial delay in, or prevent, the introduction or marketing of our products, which could have a material adverse effect on our business, financial condition, prospects and results of operations. For more information on our material pending litigation, see “Legal Proceedings.”

If we fail to comply with our obligations in the agreements under which we license rights from third parties, or if the license agreements are terminated for other reasons, we could lose license rights that are important to our business.

We are a party to a number of licenses that are important to our business and expect to enter into additional licenses in the future. Our existing license agreements impose, and we expect that future license agreements will impose, on us various development, regulatory and commercial diligence obligations, payment of milestones or royalties and other obligations. Additionally, existing or future license agreements may include a sublicense from a third party that is not the original licensor of the intellectual property at issue. Under such an agreement, we must rely on our licensor to comply with their obligations under the primary license agreements under which such third party obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If our licensors fail to comply with their obligations under these upstream license agreements, the original third-party licensor may have the right to terminate the original license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do at a reasonable cost, on reasonable terms or at all, and this may impact our ability to continue to develop or commercialize our products incorporating the relevant intellectual property. If we fail to comply with our obligations under our license agreements, or we are subject to a bankruptcy or insolvency, the licensor may have the right to terminate the license. In the event that any of our existing or future important licenses were to be terminated by the licensor, we would likely need to cease further development and commercialization of the related program or be required to spend significant time and resources to modify the program to not use the rights under the terminated license. In the case of marketed products that depend upon a license agreement, we could be required to cease our commercialization activities, including sale of the affected product.

Disputes may arise between us and any of our licensors regarding intellectual property subject to such agreements, including:

●	the scope of rights granted under the agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement;
●	our right to sublicense patent and other rights to third parties;
●	our diligence obligations with respect to the use of the licensed intellectual property, and what activities satisfy those diligence obligations;
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us, should any such joint creation occur;
●	our right to transfer or assign the license; and
●	the effects of termination.

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

We may be subject to claims that our employees or we have inadvertently or otherwise used intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We may also in the future be subject to claims that we have caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these potential claims.

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

We may be subject to claims challenging the inventorship or ownership of our owned or in-licensed patent rights and other intellectual property.

We generally enter into confidentiality and intellectual property assignment agreements with our employees and consultants. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of inventions. The owners of intellectual property in-licensed to us could also face such claims. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we or our licensors are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

Risks related to our industry

Our profitability depends on coverage and reimbursement by governmental authorities, private health plans, MCOs and other third-party payors; healthcare reform and other future legislation creates uncertainty and may lead to reductions in coverage or reimbursement levels.

We have obtained coverage and reimbursement at varying levels for our products from governmental payors, private health insurers and other third-party payors such as MCOs. There is no assurance; however, that any drug that we market will be covered by any third-party payor, or that, once a coverage determination has been made, the third-party payor will offer an adequate reimbursement level for our product. Third-party payors may limit coverage to specific products on an approved formulary, which might not include all of the approved products for a particular indication. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payors will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including other generic prescription drugs and over-the-counter alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face mounting pressure to offer discounts or rebates from list prices to increase existing discounts and rebates, to offer discounts and rebates to a greater number of third-party payors or to implement other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we will be able to negotiate or continue to negotiate pricing terms with third-party payors at levels that are profitable to us, or at all. Additionally, any reimbursement granted may not be maintained and any limits on reimbursement available from third-party payors may reduce the demand for, or negatively affect the price of those products, and could significantly harm our business, results of operations, financial condition and cash flows.

In particular, there is no assurance that drug plans participating under the Medicare Part D program will cover our products or that any covered drugs will be reimbursed at amounts that reflect current or historical levels. Medicare Part D is a voluntary program that offers prescription drug coverage through private plans to Medicare beneficiaries (primarily the elderly over 65 and the disabled) enrolled with the plan. Medicare Part D coverage may vary from plan to plan and the plans may implement formularies and certain utilization management activities (such as tired co-pay structures and prior authorization requirements) as well as negotiate rebates with pharmaceutical manufacturers to manage access and costs. Manufacturers must also provide discounts on Medicare Part D brand name prescription drugs sold to Medicare beneficiaries in the Medicare Part D coverage gap (i.e., the so called “donut hole”), which discount increased from 50% to 70% in 2019.

There is no assurance that Medicaid programs will continue to offer coverage, and adequate reimbursement levels, for our pharmaceutical products. Most state Medicaid programs have established preferred drug lists, and the process, criteria and timeframe for obtaining placement on the preferred drug list varies from state to state. For drugs not on the preferred drug list, the prescriber may have to request and obtain prior authorization in order for the drug to be covered. Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product. The rebate for single source products (including authorized generics) is based on the greater of (i) a specified percentage of the product’s average manufacturer price or (ii) the difference between the product’s average manufacturer price and the best price offered by the manufacturer. The rebate for multiple source products is a specified percentage of the product’s average manufacturer price. In addition, many states have established supplemental rebate programs as a condition for including a drug product on a preferred drug list. The profitability of our products may depend on the extent to which they appear on the preferred drug lists of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states. In addition, there is significant fiscal pressure on the Medicaid program, and legislative and regulatory action to lower the pharmaceutical costs of the program is possible. For example, legislation enacted in 2019 revises how certain prices are calculated under the Medicaid Drug Rebate Program, a revision that the Congressional Budget Office estimated will save the federal government approximately $3 billion in the next ten years. Any such legislative action could materially adversely affect our anticipated total revenues and results of operations.

In addition, third-party payors are increasingly challenging pricing of pharmaceutical products, and imposing controls to manage costs. For example, we were subject to an audit by the Office of Inspector General related to purported overcharges with respect to the prices of VERT that were purchased by the U.S. Department of Veterans Affairs. Although we believe that the prices we charged in these transactions were appropriate and have settled this matter, adverse determination of other audits could result in the imposition of significant financial penalties, which could have a material adverse impact on our results of operations and financial condition.

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

Executive, legislative and judicial action subsequent to the enactment of the ACA has sought to repeal, modify or delay implementation of the ACA. Tax reform legislation enacted in 2017 removed the tax penalty applicable to the “individual mandate,” which requires Americans to carry a minimal level of health insurance. Starting in 2019, the tax penalty for not carrying such insurance is zero. Effective January 1, 2019, the point-of-sale discount that pharmaceutical manufacturers who participate in Medicare Part D must provide to Medicare Part D beneficiaries in the coverage gap was increased from 50% to 70%. There have also been judicial challenges to the ACA. The case Texas v. Azar, which challenges the constitutionality of the ACA, including provisions that are unrelated to healthcare reform but were enacted as part of the ACA, was argued before the Supreme Court in November 2020. Pending resolution of the litigation, all of the ACA but the individual mandate to buy health insurance remains in effect.

Beyond the ACA, there have been ongoing health care reform efforts, including a number of recent actions. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Other reform efforts affect pricing or payment for drug products. For example, the Medicaid Drug Rebate Program has been subject to statutory and regulatory changes. A number of regulations were issued in late 2020 and early 2021. For example, revisions to the federal anti-kickback statute, now effective 2023, would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to PBMs and health plans. Some of these changes have been and may continue to be subject to legal challenge. For example, courts temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price.

The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration remains uncertain. The Department of Justice under the Biden administration informed the Supreme Court that the government no longer takes the position that the individual mandate is unconstitutional and cannot be severed from the rest of the ACA. President Biden has temporarily halted implementation of new rules issued immediately prior to the transition that had not yet taken effect (which include a number of health care reforms) to allow for review by the new administration. The revisions to the federal anti-kickback statute initially scheduled to take effect in 2022 now take effect in 2023. More generally, President Biden supported reforms to lower drug prices during his campaign for the presidency.

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

In addition, other broader legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ commercial success. The Budget Control Act of 2011, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2030 (except May 1, 2020 to March 31, 2021) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

There has also been increasing U.S. federal and state enforcement interest with respect to drug pricing. For instance, the DOJ has brought actions against pharmaceutical companies, seeking information about the sales, marketing and pricing of certain generic drugs, some of which have been resolved through settlements. In addition to the effects of any investigations or claims brought against us, our business, results of operations and financial condition could also be adversely affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.

Certain prescription product coding databases may choose to reclassify prescription dietary supplements as non-prescription, or over-the-counter, which may result in limited or no insurance coverage for these products and a decrease in utilization of such products

Many private and government insurance plans refer to product listing databases to determine whether or not a product is a prescription product, a non-prescription, or over-the-counter product or a medical food product. How a product is listed in these databases impacts whether or not a product is covered by insurance, or whether it receives limited coverage, as many payors may choose not to cover over-the-counter products. For example, on May 15, 2017, First Databank, a prescription coding database, announced that starting in June 2017 it would classify all dietary supplements as non-prescription. Several companies have sued First Databank, in an effort to prevent or delay the implementation of the reclassification. Subsequently, First Databank proceeded with reclassifying prenatal and non-prenatal dietary supplements to non-prescription which affected some of our products. Payors, however, are not bound by the listing databases and may still decide to cover prenatal supplements. If other listing databases were to re-classify all dietary supplements, including prenatal dietary supplements, as non-prescription or over-the-counter, this could prevent insurance coverage for our prescription prenatal dietary supplements and negatively impact our future total revenues, profitability and cash flows.

We are subject to extensive governmental regulation and we face significant uncertainties and potentially significant costs associated with our efforts to comply with applicable regulations. Any non-compliance may result in fines or other sanctions, including debarment, product seizures, product recalls, injunctive actions and criminal prosecutions, which could result in material adverse effects to our business, financial position and results of operations.

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

The FDCA, the Controlled Substances Act, the Generic Drug Enforcement Act of 1992, or the Generic Drug Act, and other federal, state and local statutes and regulations govern the testing, manufacture, safety, labeling, storage, disposal, tracking, recordkeeping, approval, advertising and promotion (including to the healthcare community) of our products. If we, our products, the manufacturing facilities for our products, our CROs, or other persons or entities working on our behalf fail to comply with applicable regulatory requirements either before or after marketing approval, a regulatory agency, such as the FDA, may, depending on the stage of product development and approval, revoke, withdraw, or suspend approvals of previously approved products for cause, debar companies and individuals from participating in the drug-approval process, request or in certain circumstances mandate recalls of allegedly violative products, seize allegedly violative products, issue Warning Letters or Untitled Letters, mandate modifications to promotional materials or require the provision of corrective information to healthcare practitioners, amend and update labels or package inserts, suspend or terminate any ongoing clinical trials, refuse to approve pending applications or supplements to applications filed, refuse to allow entry into government contracts, obtain injunctions to close manufacturing plants allegedly not operating in conformity with FDA’s cGMP requirements, stop shipments of allegedly violative products, impose fines perhaps significant in amount, require entry into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance and other sanctions imposed by courts or regulatory bodies, including criminal prosecutions. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing. From time to time, we have voluntarily recalled our products and may do so in the future.

Because of the chemical ingredients of pharmaceutical products and the nature of the manufacturing process, the pharmaceutical industry is subject to extensive environmental laws and regulation and the risk of incurring liability for damages and the costs of remedying environmental problems. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the discharge of hazardous materials and pollutants into the environment. In the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could result in (i) our noncompliance with such environmental and occupational health and safety laws and regulations and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If an unapproved or illegal environmental discharge or accident occurred or if we were to discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, then we could be liable for cleanup, damages or fines, which could have a material adverse effect on our business, financial position, results of operations and cash flow. In the future, we may be required to increase expenditures in order to remedy environmental problems or comply with changes in applicable environmental laws and regulations. We could also become a party to environmental remediation investigations and activities. These obligations may relate to sites that we currently or in the future may own or lease, sites that we formerly owned or operated, or sites where waste from our operations was disposed. Additionally, if we fail to comply with environmental regulations to use, discharge or dispose of hazardous materials appropriately or otherwise to comply with the provisions of our operating licenses, the licenses could be revoked, and we could be subject to criminal sanctions or substantial civil liability or be required to suspend or modify our manufacturing operations. We currently operate in Florida, Georgia, and New Jersey, and in overseas jurisdictions including Argentina and Hungary, and we are required to comply with the laws and regulations of those states or overseas jurisdictions in addition to any federal laws and regulations. We may in the future establish or acquire operations in other jurisdictions subject to equally or more stringent laws and regulations. Stricter environmental, safety and health laws and enforcement policies could result in substantial costs and liabilities to us, and could subject our handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than is currently the case. Consequently, compliance with these laws could result in significant capital expenditures, as well as other costs and liabilities, which could materially adversely affect us.

As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the FTC, and the DOJ certain types of agreements entered into between brand and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The potential for FTC investigations and litigation and private-party lawsuits associated with arrangements between brand and generic drug manufacturers could adversely affect our business. In recent years, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged payment from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. In 2013, the U.S. Supreme Court held that certain of such settlements could violate anti-trust laws and must be evaluated under a “rule of reason” standard of review.

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

We also cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If any legislative or administrative actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted, and if we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our products or product candidates, which would adversely affect our ability to generate revenues and achieve or maintain profitability.

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

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our dietary supplements are also subject to regulation by numerous national and local governmental agencies, including the FDA and FTC. Failure to comply with regulatory requirements pertaining to any of our products, including prescription drugs and dietary supplements, may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual U.S. states also regulate dietary supplements. A state may seek to interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. Any or all of these requirements could have a material adverse effect on us. In addition, the FDA’s policies may change and additional government regulations could impose more stringent product labeling and post-marketing testing and other requirements. For example, the FDA has stated that there is no specific upper limit on the amount of folic acid permitted in dietary supplements. If the FDA were to regulate products with higher amounts of folic acid as drugs, it may require us to stop marketing and selling certain dietary supplement products. There can be no assurance that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on us.

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

Our product candidates could fail to receive regulatory approval for many reasons. For example:

●	the FDA or comparable foreign regulatory authorities may disagree that our product candidates meet the criteria for the NDA or ANDA regulatory pathway or foreign regulatory pathways;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective or chemically identical and bioequivalent to its branded reference product for its proposed indication;
●	the results of any clinical trials we conduct may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change significantly in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market certain of our product candidates, which would harm our business, results of operations and prospects significantly. In addition, even if we obtain approval for our product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates.

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

The FDA and other regulatory agencies, including regulatory authorities outside the United States, strictly regulate the marketing and promotional claims that are made about drug products. In particular, promotion for a product must be balanced, truthful, non-misleading and consistent with its labeling approved by the FDA or by regulatory agencies in other countries. We cannot prevent physicians from prescribing our products for indications or uses that are inconsistent with the approved package insert. If, however, we are found to have promoted such unapproved uses prior to the FDA’s approval for an additional indication, we may, among other consequences, receive Untitled or Warning Letters and become subject to significant liability, which would materially harm our business. Both the U.S. federal government and foreign regulatory authorities have levied significant civil and criminal fines against companies and individuals for alleged improper promotion and have entered into settlement agreements with pharmaceutical companies to limit inappropriate promotional activities. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our reputation could be damaged.

Our business operations and current and future relationships with investigators, healthcare professionals, third-party payors, patient organizations and customers are subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, third-party payors, patient organizations and customers subject us and our customers to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products and product candidates, if approved. Such laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or arrangement for, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the U.S. federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act or EKRA, enacted in 2018, which prohibits certain payments related to referrals of patients to certain providers (such as recovery homes, clinical treatment facilities and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;
●	the U.S. federal civil and criminal false claims, including the civil False Claims Act, which prohibit, among other things, including through civil whistleblower or qui tam actions, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the U.S. federal law HIPAA, which created additional federal criminal statutes which prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and its implementing regulations, which imposes certain privacy, security and breach reporting obligations, with respect to individually identifiable health information upon covered entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers as well as the covered entities’ business associates, which are independent contractors of a covered entity that perform certain services that involve creating, using, maintaining or transmitting individually identifiable health information;
●	the U.S. federal civil monetary penalties statute, which prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	the U.S. FDCA, which prohibits, among other things, the adulteration or misbranding of drugs;
●	the U.S. “Federal Sunshine Law,” or Open Payments, and its implementing regulations, which require certain manufacturers of drugs and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians, non-physician practitioners and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members;
●	U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing sales, shipping and marketing information, which includes tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives and reporting to certain states the shipment of opioid products into those states; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
●	similar healthcare laws and regulations in the European Union, or the EU, and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. To the extent our patient assistance programs are found to be inconsistent with applicable laws, we may be required to restructure or discontinue such programs, or be subject to other significant penalties.

Our operations in non-U.S. jurisdictions subject us to increased regulatory oversight and regulatory, economic, social and political uncertainties, which could cause a material adverse effect on our business, financial position and results of operations.

We are subject to certain risks associated with our operations in non-U.S. jurisdictions, including Argentina and Hungary, and with having assets and operations located in non-U.S. jurisdictions. Our operations in these jurisdictions may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies and increased government regulation. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations there to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, we operate in countries, including Argentina and Hungary, where there have been reported instances of government corruption and there are circumstances in which anti-bribery laws may conflict with some local customs and practices.

Our international operations may subject us to heightened scrutiny under the U.S. Foreign Corrupt Practices Act, or FCPA, other federal statutes and regulations, including those established by the Office of Foreign Assets Control, the Irish Criminal Justice (Money Laundering and Terrorist Financing) Acts 2010-2018, or the Irish Money Laundering Acts, the Irish Criminal Justice (Corruption Offences) Act 2018, the U.K. Bribery Act, anti-corruption provisions in the Hungarian Criminal Code, Argentina’s recently enacted Law 27.401 and other similar anti-bribery laws, and could subject us to liability under such laws despite our best efforts to comply with such laws and regulations. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The Irish Criminal Justice (Corruption Offences) Act 2018 renders a company liable for prosecution where any of its officers, managers, employees, agents or subsidiaries are found to be involved in corruption. The only defense is for the company to show that it took all reasonable steps and exercised all due diligence to prevent such corruption from taking place. The legislation also applies to certain international activities. The Irish Money Laundering Acts provide for criminal sanctions for engaging in “money laundering offences,” which are offenses committed where a person knows or believes that (or is reckless as to whether or not) the property represents the proceeds of criminal conduct and the party is involved in concealing or disguising the true nature, source, location, disposition, movement or ownership of property, or in converting, transferring, handling, acquiring possession or using the property, or removing the property from, or bringing the property into, Ireland. In addition, the U.K. Bribery Act prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to our business practices, including the cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase our compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, results of operations and financial condition. As a result of our policy to comply with the FCPA, the Irish Money Laundering Acts, the Irish Criminal Justice (Corruption Offences) Act 2018, the U.K. Bribery Act and similar anti-bribery laws, we may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws and regulations.

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

While the GDPR, as a directly effective regulation, was designed to harmonize data protection law across the EEA, it does permit member states to legislate in many areas (particularly with regard to the processing of genetic, biometric or health data and the processing of personal data for research purposes), meaning that inconsistencies between different member states will still arise. EEA member states have their own regimes on medical confidentiality and national and EU-level guidance on implementation and compliance practices is often updated or otherwise revised, which adds to the complexity of processing personal data in the EEA.

European data protection law generally prohibits the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection, unless there are specific frameworks or mechanisms in place, such as the European Commission approved standard contractual clauses, or if very narrow legal exceptions (such as data subject consent) apply. Our ability to receive data from the EEA could be affected by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as challenges to these mechanisms in the European courts.

In recent years, U.S. and European regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the EEA, informed consent is required for the placement of many types of cookies on a user’s device, such as cookies used for online behavioral advertising, as well as for the sending of many types of electronic marketing communications. The current EU laws that cover the use of cookies and similar technology and marketing online or by electronic means are under reform. A draft of the new ePrivacy Regulation is currently going through the European legislative process. Unlike the current ePrivacy Directive, the draft ePrivacy Regulation will be directly implemented into the laws of each of the EU member states, without the need for further enactment. When implemented, it is expected to alter rules on third-party cookies, web beacons and similar technology for online behavioral advertising and to impose stricter requirements on companies using these tools. The current provisions of the draft ePrivacy Regulation also significantly increase penalties.

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

We face potential liability related to the privacy of health information we obtain from clinical trials sponsored by us.

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information that we receive throughout the clinical trial process or in the course of our research collaborations. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR.

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

The requirements regarding price reporting and discount or rebate obligations applicable to the various government pricing and reimbursement programs, such as the Medicaid Drug Rebate Program, are complex.

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

Any governmental agencies that have commenced (or that may commence) an investigation of our company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, there may be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority could take a position contrary to a position that we have taken and may impose civil or criminal sanctions on us. Any such penalties, sanctions, or exclusion from federal health care programs could have a material adverse effect on our business, financial position and results of operations. From time to time we conduct routine reviews of our government pricing calculations. These reviews may have an impact on government price reporting and rebate calculations used to comply with various government regulations regarding reporting and payment obligations.

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

Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids. Such efforts may affect our opioid products, such as tramadol extended-release capsules and hydromorphone ER (hydromorphone hydrochloride extended-release tablets). For the year ended December 31, 2020, our opioid products represented 17% of our total revenues. Aggressive enforcement by the DEA or other regulators, unfavorable publicity regarding, for example, the use or misuse of opioid drugs or the limitations of abuse-deterrent formulations, litigation, public inquiries or investigations related to the abuse, sales, marketing, distribution or storage of our products could harm our reputation, result in financial consequences in the form of litigation costs, fines, penalties, damages, and other costs, or suspension or revocation of licenses necessary to manufacture and distribute controlled substances. Such negative publicity could also reduce the potential size of the market for our drugs and decrease the total revenues we are able to generate from sales. In addition, efforts by the FDA and other regulatory bodies to combat the abuse of opioids may negatively impact the market for our products. The FDA continues to evaluate extended-release and abuse-deterrent opioids in the post-market setting. We expect that the FDA will continue to scrutinize the impact of abuse-deterrent opioids and in the future could impose further restrictions to products currently on the market, which may include changing labeling, imposing additional prescribing restrictions, or seeking a product’s removal from the market, which could have an adverse effect on our financial performance.

In addition, some states, including the Commonwealths of Massachusetts and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rhode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have recently enacted, intend to enact, or have considered legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of immediate-release forms of opiates, mandate the use by prescribers of prescription drug databases and mandate prescriber education. The attorneys general from nearly every state have also either opened an investigation into or filed a lawsuit against pharmaceutical manufacturers and distributors of opioid products.

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Methylphenidate included in our methylphenidate ER and M-72 products and hydromorphone included in our hydromorphone ER product are listed as Schedule II drugs and tramadol hydrochloride included in our ConZip product is listed as a Schedule IV drug by the DEA under the Controlled Substances Act. The manufacture, shipment, storage, sale and use of Schedule II drugs are subject to a high degree of regulation. For example, Schedule II drug prescriptions generally must be signed by a physician and may not be refilled without a new prescription. Substances in Schedule IV are considered to have a lower potential for abuse relative to substances in Schedule II. A prescription for controlled substances in Schedule IV may be issued by a practitioner through oral communication, in writing, or by facsimile to the pharmacist, and may be refilled if so authorized on the prescription or by call-in. In the future, our other potential products may also be listed by the DEA as controlled substances.

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

Like all pharmaceutical companies, we face the risk of loss resulting from, and the adverse publicity associated with, product liability lawsuits, whether or not such claims are valid. We likely cannot avoid such claims. Unanticipated side effects or unfavorable publicity concerning any of our products would likely have an adverse effect on our ability to achieve acceptance by prescribing physicians, managed care providers, pharmacies and other retailers, customers, patients and clinical trial participants. Even unsuccessful product liability claims could require us to spend money on litigation, divert management’s time, damage our reputation and impair the marketability of our products. In addition, although we believe that we have adequate product liability insurance coverage, we cannot be certain that our insurance will, in fact, be sufficient to cover such claims or that we will be able to obtain or maintain adequate insurance coverage in the future at acceptable prices. A successful product liability claim that is excluded from coverage or exceeds our policy limits could require us to pay substantial sums. In addition, insurance coverage for product liability may become prohibitively expensive in the future or, with respect to certain high-risk products, may not be available at all. For example, some product liability insurance carriers exclude from coverage claims related to abuse or misuse of our opioid products, such as hydromorphone ER. As a result we may not be able to maintain adequate product liability insurance coverage to mitigate the risk of large claims, or we may be required to maintain a larger self-insured retention than we would otherwise choose.

Manufacturing or quality control problems may damage our reputation for quality production, require costly remedial activities and negatively impact our business, results of operations and financial condition.

As a pharmaceutical company, we are subject to substantial regulation by various governmental authorities. For instance, we must comply with requirements of the FDA and other healthcare regulators with respect to the manufacture of pharmaceutical products. We must register our facilities, whether located in the United States or elsewhere, with the FDA as well as regulators outside the United States. Also, our products, including our investigational products, must be made in a manner consistent with applicable cGMP regulations, or similar standards in each territory in which we manufacture. The failure of one of our facilities, or a facility of one of our third-party suppliers, to comply with applicable laws and regulations may lead to breach of representations made to our customers or to regulatory or government action against us related to products made in that facility.

In addition, the FDA and other agencies periodically inspect our manufacturing facilities. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a Warning Letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. We have in the past received Warning Letters from the FDA regarding certain operations. For example, in May 2017, the FDA issued a Warning Letter to us for violation of post-marketing adverse drug experience reporting requirements, specifically for (i) failing to develop written procedures for the surveillance, receipt, evaluation, and reporting of post-marketing adverse drug experiences, and (ii) failing to submit periodic adverse drug experience reports annually. This Warning Letter was based on an October-November 2016 FDA inspection. We have been providing periodic updates to FDA outlining our corrective steps taken in response to this Warning Letter. In July 2018, the FDA conducted an inspection of our pharmacovigilance function as follow up to the May 10, 2017 Warning Letter. On October 25, 2018, the FDA sent us a letter stating that it completed an evaluation of our corrective actions and confirming that we had addressed the violations contained in the Warning Letter but we cannot be assured that the FDA will continue to be satisfied with our quality control and manufacturing systems and standards with respect to this or other matters. Failure to comply strictly with these regulations and requirements may damage our reputation and lead to financial penalties, compliance expenditures, the recall or seizure of products, total or partial suspension of production or distribution, withdrawal or suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. Further, other federal agencies, our customers and partners in our development, manufacturing, collaboration and other partnership agreements with respect to our products and services may take any such FDA observations or Warning Letters into account when considering the award of contracts or the continuation or extension of such partnership agreements. The delay and cost of remedial actions, or obtaining approval to manufacture at a different facility, could negatively impact our business. Any failure by us to comply with applicable laws and regulations or any actions by the FDA and other agencies as described above could have a material adverse effect on our business, financial position and results of operations.

The illegal distribution and sale by third parties of counterfeit versions of our products or of stolen products could have a negative impact on our reputation and a material adverse effect on our business, results of operations and financial condition.

Third parties could illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous manufacturing and testing standards that our products undergo. Counterfeit products are frequently unsafe or ineffective, and can be life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of the API or no API at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.

Reports of adverse reactions to counterfeit drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product. It is possible that adverse events caused by unsafe counterfeit products will mistakenly be attributed to the authentic product. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels could adversely impact patient safety, our reputation and our business.

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

(ii) manufacturing standards; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations.

Risks related to our indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting obligations on our indebtedness.

We currently have a substantial amount of indebtedness. As of December 31, 2020, our total indebtedness was $219.5 million (net of deferred financing costs), with unused commitments of $50.0 million under the senior secured credit facilities.

Subject to the limits contained in our senior secured credit facilities, we may incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to this high level of debt could intensify. Specifically, the high level of debt could have important consequences, including, but not limited to:

●	making it more difficult for us to satisfy our obligations with respect to our debt;
●	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
●	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
●	increasing our vulnerability to general adverse economic and industry conditions;
●	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the senior secured credit facilities, which are at variable rates of interest;
●	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
●	placing us at a disadvantage compared to other, less leveraged competitors; and
●	increasing our cost of borrowing.

The terms of the credit agreement governing our senior secured credit facilities, or the Credit Agreement, restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on our operating subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

●	incur additional indebtedness;
●	pay dividends or make other distributions or repurchase or redeem our share capital;
●	prepay, redeem or repurchase certain debt;
●	make loans and investments;
●	sell assets or enter into sale and lease-back transactions;
●	incur liens;
●	enter into transactions with affiliates;
●	alter the businesses we conduct;
●	enter into agreements restricting our subsidiaries’ ability to pay dividends;
●	consolidate, merge or sell all or substantially all of our assets;
●	amend or modify the organizational documents of our operating subsidiaries;
●	amend or modify certain indebtedness of our operating subsidiaries;
●	change our fiscal year; and
●	enter into certain derivative transactions.

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

A breach of the covenants under the Credit Agreement could result in an event of default under the Credit Agreement. Such an event of default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies which could have a material adverse effect on our business, operations and financial results. In addition, an event of default under the Credit Agreement would permit the lenders under the senior secured credit facilities to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the senior secured credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness which could force us into bankruptcy or liquidation. In the event our lenders accelerate the repayment of the borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the Credit Agreement or the exercise by the applicable lenders of their rights under the related security documents would likely have a material adverse effect on us. As a result of these restrictions, we may be:

●	limited in how we conduct our business;
●	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
●	unable to compete effectively or to take advantage of new business opportunities. These restrictions may affect our ability to grow in accordance with our strategy.

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

●	our debt holders could declare all outstanding principal and interest to be due and payable;
●	the lenders under the senior secured credit facilities could terminate their commitments to loan us money and foreclose against the assets securing the borrowings; and
●	we could be forced into bankruptcy or liquidation.

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

We are a holding company with nominal net worth. We do not have any material assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our indirect operating subsidiaries, Vertical Pharmaceuticals, LLC, Trigen Laboratories, LLC, RVL Pharmaceuticals, Inc. and Osmotica Pharmaceutical US LLC. As a result, notwithstanding any restrictions on payment of dividends under our existing indebtedness or under Irish law, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. The Credit Agreement restricts our subsidiaries from paying dividends and making distributions to its direct or indirect equity holders unless there are available exceptions thereunder. If we are not able to meet such available exceptions that would allow our subsidiaries to pay a dividend or make a distribution to us, and which would then allow us to pay a dividend to you, then we will need to obtain a waiver from the lenders under the senior secured credit facilities.

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

Borrowings under the senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. Historically, we have elected that Borrowings under the senior secured credit facilities bear interest based upon the London Inter-Bank Offered Rate, or LIBOR. The senior secured credit facilities include a LIBOR floor of 1.00%. The interest period can be set at one, two, three or six months (or, to the extent available to all relevant lenders, twelve months or a shorter period) as selected by us in accordance with the terms of the senior secured credit facilities. An increase of 1.00% in LIBOR would result in a $2.2 million increase in our annual interest expense associated with the senior secured credit facilities.

Risks related to our ordinary shares

We qualify both as an “emerging growth company” and as a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our ordinary shares less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation.

We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenues of $1.07 billion or more during any fiscal year before that time, in which cases, we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. In addition, we qualify as a “smaller reporting company,” which allows us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding financial statements, executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them, and we cannot predict or estimate the amount or timing of such additional costs.

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

We are currently controlled by Avista and Altchem, who we refer to as our Sponsors. As of March 1, 2021, investment funds affiliated with the Sponsors beneficially owned approximately 64.5% of our outstanding ordinary shares. For as long as the Sponsors own or control at least a majority of our outstanding voting power, they will have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including over the election and removal of directors, any amendment to our Constitution, the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Even if their ownership falls below 50%, they will continue to be able to strongly influence or effectively control our decisions so long as they continue to hold a significant portion of our ordinary shares. In addition, each of the Sponsors has a contractual right to nominate two directors for so long as such Sponsor owns at least 20% of our outstanding ordinary shares, and one director for so long as such Sponsor owns less than 20% but more than 10% of our outstanding ordinary shares.

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

We are a “controlled company” within the meaning of the rules of the Nasdaq Stock Market and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. As a result, you do not have the same protections afforded to shareholders of companies that are subject to such requirements.

Because the Sponsors control a majority of the voting power of our outstanding ordinary shares, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Stock Market. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our ordinary shares:

●	we have a board of directors that is composed of a majority of “independent directors,” as defined under the rules of the Nasdaq Stock Market;
●	we have a compensation committee that is composed entirely of independent directors; and
●	we have a nominating and corporate governance committee that is composed entirely of independent directors.

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

Currently there is a limited public market for our securities, which may limit your ability to sell your shares.

Although our ordinary shares are listed on the Nasdaq Global Select Market under the symbol ‘‘OSMT,’’ our shares have been thinly traded, and there may not be an active trading market for our shares. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our ordinary shares. The market price of our ordinary shares may decline and you may not be able to sell our ordinary shares at or above the price you paid for them, or at all. An inactive market may also impair our ability to raise capital to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

●	market conditions in the broader stock market;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	introduction of new products or services by us or our competitors;
●	issuance of new or changed securities analysts’ reports or recommendations;
●	results of operations that vary from expectations of securities analysts and investors;
●	results of operations that vary from those of our competitors;
●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
●	strategic actions by us or our competitors;
●	announcement by us, our competitors or our vendors of significant contracts or acquisitions;
●	sales, or anticipated sales, of large blocks of our shares;
●	additions or departures of key personnel;
●	regulatory, legal or political developments;
●	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
●	litigation and governmental investigations;
●	changing economic conditions;
●	changes in accounting principles;
●	default under agreements governing our indebtedness;
●	exchange rate fluctuations; and
●	other events or factors, including those from natural disasters, war, acts of terrorism or responses to these events.

These and other factors, many of which are beyond our control, may cause our market price and demand for our shares to fluctuate substantially. Fluctuations in our share price could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of shares have been volatile, holders of those shares have sometimes instituted securities class action litigation against the company that issued the shares. For example, on April 30, 2019 we were was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19, and on May 10, 2019, a complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19

was filed in the same court as the Shumacher action. The complaints name us, certain of our directors and officers and the underwriters of our initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for our initial public offering of ordinary shares. On July 22, 2019, the plaintiffs filed an Amended Complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. The parties participated in a mediation in December 2020 and agreed to settle the litigation. The parties are currently negotiating a settlement agreement which will need to be approved by the Court. We expect the settlement to be finalized and the litigation to be dismissed, the second quarter of 2021.

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

There are a number of approaches for acquiring an Irish public limited company, including a court-approved scheme of arrangement under the Irish Companies Act, through a tender offer by a third party, by way of a merger with a company incorporated in the European Economic Area, or EEA, under the EU Cross-Border Mergers Directive (EU) 2017/1132 as implemented in Ireland by the European Communities (Cross-Border Mergers) Regulations 2008 (as amended) and by way of a merger with a company incorporated in Ireland under the Irish Companies Act. Each method requires shareholder approval or acceptance and different thresholds apply.

The Irish Takeover Panel Act 1997 and the Irish Takeover Rules 2013 made thereunder, or the Irish Takeover Rules, govern a takeover or attempted takeover of our company by means of a court-approved scheme of arrangement or a tender offer. The Irish Takeover Rules contain detailed provisions for takeovers, including as to disclosure, process, dealing and timetable. The Irish Takeover Rules could discourage an investor from acquiring 30% or more of our outstanding ordinary shares unless such investor was prepared to make a bid to acquire all outstanding ordinary shares.

Our Articles of Association contain provisions that may delay or prevent a change of control, discourage bids at a premium over the market price of our ordinary shares and adversely affect the market price of our ordinary shares and the voting and other rights of the holders of our ordinary shares. These provisions include:

●	permitting our board of directors to issue preference shares without shareholder approval, with such rights, preferences and privileges as they may designate;
●	provisions that allow our board of directors to adopt a shareholder rights plan upon such terms and conditions as it deems expedient and in our best interests;

●	establishing an advance notice procedure for shareholder proposals to be brought before shareholder meetings, including proposed nominations of persons for election to our board of directors;
●	the ability of our board of directors to fill vacancies on our board in certain circumstances; and
●	imposing particular approval and other requirements in relation to certain business combinations.

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

Under the Irish Takeover Rules, if an acquisition of ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to ordinary shares that represent 30% or more of the voting rights of a company, the acquirer and, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for the outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months. This requirement would also be triggered by an acquisition of ordinary shares by a person holding (together with its concert parties) ordinary shares that represent between 30% and 50% of the voting rights in the company if the effect of such acquisition were to increase that person’s percentage of the voting rights by 0.05% within a 12-month period. Under the Irish Takeover Rules, certain separate concert parties are presumed to be acting in concert. Our board of directors and their relevant family members, related trusts and “controlled companies” are presumed to be acting in concert with any corporate shareholder who holds 20% or more of the company. The application of these presumptions resulted may continue to result in restrictions upon the ability certain concert parties and members of our board of directors to acquire more of our securities, including under the terms of any executive incentive arrangements. We have consulted and may consult again in future with the Irish Takeover Panel with respect to the application of this presumption and the restrictions on the ability to acquire further securities, although we are unable to provide any assurance as to whether the Irish Takeover Panel will overrule this presumption in the future.

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

A number of our directors are non-residents of the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may not be possible to serve process on these directors, or us, in the United States or to enforce court judgments obtained in the United States against these individuals or us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. The United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland. A judgment obtained against us will be enforced by the courts of Ireland if the following general requirements are met:

●	U.S. courts must have had jurisdiction in relation to the particular defendant according to Irish conflict of law rules (the submission to jurisdiction by the defendant would satisfy this rule); and
●	the judgment must be final and conclusive and the decree must be final and unalterable in the court which pronounces it.

A judgment can be final and conclusive even if it is subject to appeal or even if an appeal is pending. But where the effect of lodging an appeal under the applicable law is to stay execution of the judgment, it is possible that in the meantime the judgment may not be actionable in Ireland. It remains to be determined whether a final judgment given in default of appearance is final and conclusive. Irish courts may also refuse to enforce a judgment of the U.S. courts that meets the above requirements for one of the following reasons:

●	the judgment is not for a definite sum of money;
●	the judgment was obtained by fraud;
●	the enforcement of the judgment in Ireland would be contrary to natural or constitutional justice;
●	the judgment is contrary to Irish public policy or involves certain U.S. laws that will not be enforced in Ireland; or
●	jurisdiction cannot be obtained by the Irish courts over the judgment debtors in the enforcement proceedings by personal service in Ireland or outside Ireland under Order 11 of the Irish Superior Courts Rules.

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

We are incorporated under Irish law and, therefore, certain of the rights of holders of our shares are governed by Irish law, including the provisions of the Irish Companies Act, and by our Articles of Association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations and these differences may make our ordinary shares less attractive to investors. The principal differences include the following:

●	under Irish law, dividends may only be declared if we have, on an individual entity basis, profits available for distribution, within the meaning of the Irish Companies Act. In addition, no distribution or dividend may be paid or made by us unless our net assets are equal to, or exceed, the aggregate of our called up share capital plus non-distributable reserves and the distribution does not reduce our net assets below such aggregate;
●	under Irish law, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of shares. Preemption rights may be disapplied under Irish law for renewable five-year periods by Irish companies by way of a provision in such companies’ articles of association or a special resolution of their shareholders. We have opted out of these preemption rights in our Articles of Association as permitted under Irish law for the maximum period permitted of five years from the date of adoption of the Articles of Association;
●	under Irish law, certain matters require the approval of holders of 75% of the votes cast at a general meeting of our shareholders, including amendments to our Articles of Association, which may limit our flexibility to manage our capital structure;
●	under Irish law, a bidder seeking to acquire us would need, on a tender offer, to receive shareholder acceptance in respect of 80% of our outstanding shares. If this 80% threshold is not achieved in the offer, under Irish law, the bidder cannot complete a “second step merger” to obtain 100% control of us. Accordingly, tender of 80% of our outstanding shares will likely be a condition in a tender offer to acquire us, not 50% as is more common in tender offers for corporations organized under U.S. law; and
●	under Irish law, shareholders may be required to disclose information regarding their equity interests upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on the transfer of the shares, as well as restrictions on voting, dividends and other payments.

Risks related to taxation

Changes in our effective tax rate may reduce our net income in future periods.

We cannot give any assurance as to what our effective tax rate will be because of, among other things, uncertainty regarding the tax policies of the jurisdictions in which we operate and the varying applications of statutes, regulations and related interpretations.

A number of factors may increase our future effective tax rates, including: the jurisdictions in which profits are determined to be earned and taxed (which may vary depending on our taxable presence in such jurisdictions as may be determined by tax authorities in such jurisdictions); the resolution of issues arising from tax audits that may be undertaken by various tax authorities; changes in the valuation of our deferred tax assets and liabilities due to changes in applicable tax legislation; increases in expenses that are not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions; changes in available tax credits; changes in share-based compensation; changes in tax laws or the interpretation of such tax laws changes to currently applicable tax treaties, including those resulting in a loss of treaty benefits; changes in GAAP; and challenges to the transfer pricing policies related to our structure undertaken by various tax authorities. Currently, jurisdictions within the Organization for Economic Co-Operation and Development, or the OECD, are reviewing OECD proposals relating to base erosion and profit shifting. Our effective tax rate could be adversely affected to the extent that countries adopt such OECD proposals.

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

We do not believe that we were a PFIC for the 2020 taxable year, and we do not anticipate becoming a PFIC for the 2021 taxable year; however, such a determination cannot be made until following the end of such taxable year.

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

General risk factors

We are, and will continue to be in the future, a party to legal proceedings that could result in adverse outcomes.

We may be a party to legal proceedings, including matters involving securities liability, personnel and employment issues, intellectual property claims and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of investigations and proceedings in the health care industry generally that seek recovery under the statutes and regulations identified in the section entitled “Business — Government Regulation and Approval Process.” We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles, or GAAP. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in our evaluation or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results. For more information on our material pending litigation, see the risk factor under the caption “—Our competitors or other third parties may allege that we, our suppliers or partners are infringing their intellectual property, forcing us to expend substantial resources in litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation, including losses related to “at-risk” product launches, could have a material adverse effect on our business, financial position and results of operations” and the section entitled “Legal Proceedings” herein.

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. As a global pharmaceutical company, our systems are subject to frequent attacks. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. Service interruptions could also result from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. We have in the past and may in the future identify material weaknesses in our internal control over financial reporting. If we are unable to maintain adequate internal controls, our business and operating results could be harmed, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages as a result of such actions if any such actions were not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on a material weakness and we may be subject to negative reactions from shareholders and others with whom we do business. Further, we may not be able to remediate a future material weakness in a timely manner and our management may be required to devote significant time and expense to remediate any such material weakness. Failure to maintain adequate internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations, which could result in the need to restate previously issued financial statements. There can be no assurance that we will not identify any significant deficiencies or other material weaknesses in the future that will impair our ability to report our financial condition and results of operations accurately or on a timely basis. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting in future periods, investors may lose confidence in the accuracy and completeness of our financial reports.

We have in the past identified errors in our financial statements, which required us to restate those financial statements. If we identify errors in our financial reporting in the future, we may be required to restate previously issued financial statements and any such restatement may subject us to regulatory penalties and could cause investors to lose confidence in the accuracy and completeness of our financial statements.

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

Our operating results may vary substantially from quarter to quarter and may be greater or less than those achieved in the immediately preceding period or in the comparable period of the prior year. Factors that may cause quarterly results to vary include, but are not limited to, the following:

●	our ability to create demand in the marketplace for products we promote;
●	the number of new product introductions;
●	losses related to inventory write-offs;
●	marketing exclusivity, if any, which may be obtained on certain new products;
●	the level of competition in the marketplace for certain products;
●	price decreases and associated customer shelf stock adjustments;
●	availability of raw materials and finished products from suppliers;

●	our ability to manufacture products at our manufacturing facilities;
●	the scope and outcome of governmental regulatory actions;
●	our dependence on a small number of products for a significant portion of total revenues or income; and
●	legal actions asserting intellectual property rights against our products brought by competitors and legal challenges to our intellectual property rights brought against us by our competitors; price erosion and customer consolidation; and significant payments (such as milestones) payable by us under licensing and development agreements to our partners before the related product has received FDA approval.

The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties and our ability to manufacture our products in a cost-effective manner. If our total revenues decline or do not grow as anticipated, we may not be able to reduce our operating expenses to offset such declines. Failure to achieve anticipated levels of total revenues could, therefore, significantly harm our business and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal office is located in Bridgewater, New Jersey, where we lease approximately 18,000 square feet of office space pursuant to a lease that expires in March 2022. We also own a facility in Marietta, Georgia and lease facilities in Sayreville, New Jersey, Tampa, Florida, Wilmington, North Carolina, and Buenos Aires, Argentina. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space would be readily available on commercially reasonable terms.

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

On February 16, 2018, we received FDA approval for our amantadine extended release tablet product under the trade name Osmolex ER. On that same date we filed in the Federal District Court for the District of Delaware a Complaint for Declaratory Judgment of Noninfringement of certain patents owned by Adamas Pharmaceuticals, Inc. (Osmotica Pharmaceutical US LLC and Vertical Pharmaceuticals, LLC vs. Adamas Pharmaceuticals, Inc. and Adamas Pharma, LLC). Adamas was served with the complaint on February 21, 2018. Adamas filed an answer on April 13, 2018 denying the allegations in the complaint and reserving the ability to raise counterclaims as the litigation progresses. On September 20, 2018, Adamas filed an amended answer to our Complaint for Declaratory Judgment of Noninfringement, with counterclaims alleging infringement of certain patents included in our complaint and requesting that the court grant Adamas damages, injunctive relief and attorneys’ fees. On December 2, 2020, we entered into an agreement to settle the litigation with Adamas. Under the terms of the agreement, both parties agreed to drop their respective claims relating to the patent litigation, and Adamas agreed to acquire the global rights to Osmolex ER from us for $7.5 million. The sale of the global rights to Osmolex ER closed in January 2021. Additionally, in connection with the settlement and the sale of the global rights to Osmolex ER, the parties entered into a supply agreement pursuant to which we agreed to supply

Adamas with amantadine extended release tablets for a six-year term, subject to possible two-year extensions and customary closing conditions.

On April 30, 2019, Osmotica Pharmaceuticals plc was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints named us, certain of our directors and officers and the underwriters of our initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for our initial public offering of ordinary shares. On July 22, 2019, the plaintiffs filed an amended complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. The parties participated in a mediation and reached an agreement in principle to settle the litigation on December 15, 2020. The agreement in principle calls for a payment by the Company of $5.25 million (a portion of which we expect would be covered by applicable insurance) and would fully resolve all claims asserted in the litigation against all defendants named in the litigation, including the Company.  No party would admit any wrongdoing as part of the proposed settlement, which was reached to avoid the further cost and distraction of litigation.  The agreement in principle contemplates the negotiation and execution of a final settlement agreement.   The settlement is also subject to preliminary approval by the Superior Court of New Jersey, notice to the putative class, and subsequent final approval by the Superior Court of New Jersey

In general, we intend to continue to vigorously prosecute and defend any proceedings, as appropriate; however, from time to time, we may settle or otherwise resolve these matters on terms and conditions that we believe are in our best interests. Resolution of any or all claims, investigations and legal proceedings, individually or in the aggregate, could have a material adverse effect on our business, results of operations and cash flows in any given accounting period or on our overall financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our ordinary shares began trading October 18, 2018. Our ordinary shares are listed on the Nasdaq Global Select Market under the symbol “OSMT.”

As of March 10, 2021, there were four registered holders of record of our ordinary shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the year ended December 31, 2020 by or on behalf of Osmotica Pharmaceuticals plc or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
10/1/20 - 10/31/20	440,000	5.85	440,000	3,302,985
11/1/20 - 11/30/20	160,000	5.66	160,000	3,142,985
12/1/20 - 12/31/20	-	-	-	3,142,985
Total	600,000	$5.44	600,000

(1)	On September 3, 2019, our board of directors authorized the repurchase of up to 5,251,892 ordinary shares pursuant to a share repurchase program. Purchases under the ordinary share repurchase program can be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including the price of our ordinary shares, our business and market conditions. We retired ordinary shares acquired under the repurchase program. The repurchase program expired November 28, 2020.

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

We are a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations. In 2020, we continued to transition our business to a specialty pharmaceutical company focused on proprietary products primarily in the eye care and neuroscience areas.

We generated total revenues in 2020 across our existing portfolio of promoted women’s health products, specialty neurology, as well as our non-promoted products, which are primarily complex formulations of generic drugs. In 2018, we received regulatory approval from the FDA for Osmolex ER (amantadine extended-release tablets) for the treatment of Parkinson’s disease and drug-induced extrapyramidal reactions, which are involuntary muscle movements caused by certain medications, in adults. We completed the launch of Osmolex ER in January 2019. In January 2021, we concluded the sale of Osmolex ER. In July 2020, we received regulatory approval from the FDA for RVL-1201, or Upneeq, (oxymetazoline hydrocholoride ophthalmic solution, 0.1%), for the treatment of acquired blepharoptosis, or droopy eyelid, in adults. We launched Upneeq in September 2020 to a limited number of eyecare professionals.

Our core competencies span drug development, manufacturing and commercialization. Our sales representatives are fully engaged in the launch and in-person promotion of Upneeq, while we continue to maintain non-personal promotional efforts for certain other products in our portfolio, including M-72 in specialty neurology; OB Complete, our family of prescription prenatal dietary supplements, and Divigel (estradiol gel, 0.1%) in women’s health. As of December 31, 2020, our commercial portfolio of promoted and non-promoted products consists of approximately 35 products. Certain of our key products, particularly those that incorporate our proprietary Osmodex drug delivery system, are manufactured in our Marietta, Georgia facility. Some of our products benefit from intellectual property protection, formulation and manufacturing complexities, data exclusivity, as well as U.S. Drug Enforcement Administration, or DEA, regulation and quotas for API.

Many of our generic products compete in generic markets where barriers to entry are lower than markets in which certain of our promoted products compete. Generic products generally contribute most significantly to revenues and gross margins at the time of launch or in periods where no other or a limited number of competing products have been approved and launched. In the U.S., the consolidation of buyers in recent years has increased competitive pressures on the industry as a whole. As such, the timing of new product launches can have a significant impact on a company’s financial results. The entrance into the market of additional competition can have a negative impact on the pricing and volume of the affected products which are outside the company’s control. In particular, methylphenidate ER tablets, venlafaxine ER tablets, or VERT, and Lorzone have experienced, and are expected to continue to experience, significant pricing and market erosion due to additional competition from other generic pharmaceutical companies. This generic pricing erosion has resulted in lower net sales, revenue and profitability from methylphenidate ER tablets, VERT and Lorzone in 2020, and this erosion is expected to continue in subsequent years.

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

We acquired Upneeq as part of our asset acquisition of RevitaLid, Inc., now known as RVL Pharmaceuticals, Inc., in 2017. As part of the acquisition, we agreed to make future earn-out, milestone and royalty payments based on net sales and regulatory developments with respect to Upneeq.

Upneeq is manufactured and supplied to us by Nephron Pharmaceuticals Corporation under an exclusive supply agreement that has a term of five years from the production of the initial commercial batches, and automatically renews for additional one-year periods unless either party provides at least 90 days’ advance written notice of non-renewal.

On July 28, 2020, we entered into a license agreement with Santen Pharmaceutical Co. Ltd, or Santen, granting Santen the exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as EMEA countries. Under the license agreement with Santen, we received an upfront license milestone payment of $25.0 million and may receive additional milestone payments up to $64.0 million based on regulatory and sales achievements in Santen’s territories. We are also entitled to royalty payments on net sales of RVL-1201 in Santen commercialization territories.

In addition, we are developing our late-stage product candidate arbaclofen extended-release, or ER, tablets designed for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis, or MS, for which we have completed Phase III clinical trials. In June 2020, we resubmitted our NDA for arbaclofen ER tablets for the alleviation of spasticity in MS to the FDA. On July 17, 2020 we received notice from the FDA that it considered the resubmission a complete response to the July 9, 2016 action letter and set a goal date for a FDA decision on the NDA of December 29, 2020. On December 28, 2020 we received a complete response letter, or CRL indicating the FDA could not approve the NDA in its then current form. The CRL stated that we did not provide adequate justification (including in our most recent NDA amendment) for the statistical analysis of the change from baseline to Day 84 in TNmAS-MAL scores comparing arbaclofen 40 mg to placebo, one of the co-primary endpoints. On January 23, 2021, we submitted a Type A meeting request to the FDA to discuss the CRL’s recommendations and obtain advice on a path forward for the NDA. The meeting took place on March 4, 2021, during which we explored selective review of the currently available data and options for a path forward for FDA approval, including conducting another clinical study.

On November 10, 2020, we and our board of directors announced that it is undertaking a comprehensive review of strategic options to maximize shareholder value. The options under consideration include divestitures of non-strategic assets, re-financings, commercialization or collaboration agreements.

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

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this Annual Report on Form 10-K.

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

Net product sales—Our revenues consist primarily of product sales of our promoted products, principally Divigel and the OB Complete family of prescription prenatal dietary supplements, M-72, Lorzone, and our non-promoted products. We ship our products to our customers pursuant to purchase orders, which in certain cases are pursuant to a master agreement with that customer, and we invoice the customer upon shipment. For these sales we recognize revenue when control has transferred to the customer, which is typically on delivery to the customer. The amount of revenue we recognize is equal to the selling price, adjusted for any variable consideration, which includes estimated chargebacks, commercial rebates, discounts and allowances at the time revenues are recognized.

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

Licensing and contract revenue—We have arrangements with commercial partners that allow for the purchase of product from the Company by the commercial partners for purpose of sub-distribution. Licensing revenue is recognized when the performance obligation identified in the arrangement is completed. Variable considerations, such as returns on product sales, government program rebates, price adjustments and prompt pay discounts associated with licensing revenue, are generally the responsibility of our commercial partners.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel expenses, including salaries and benefits for employees in executive, sales, marketing, finance, accounting, business development, legal and human resource functions. General and administrative expenses also include corporate facility costs, including rent, utilities, insurance, legal fees related to corporate matters and fees for accounting and other consulting services. We expect to continue to incur additional general and administrative expenses as a public company, including costs associated with the preparation of our SEC filings, increased legal and accounting costs, investor relations costs, incremental director and officer liability insurance costs, as well as costs related to compliance with the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Research and Development

Costs for research and development are charged as incurred and include employee-related expenses (including salaries and benefits, travel and expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies), costs associated with preclinical activities and development activities and costs associated with regulatory operations.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

Financial Operations Overview

The following table presents revenues and expenses for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019	% Change
Net product sales	$145,850	$235,472	(38)%
Royalty revenue	4,107	3,641	13%
Licensing and contract revenue	27,927	918	2,942%
Total revenues	177,884	240,031	(26)%
Cost of goods sold (inclusive of amortization of intangibles)	74,480	111,630	(33)%
Gross profit	103,404	128,401	(19)%
Gross profit percentage	58%	53%
Selling, general and administrative expenses	81,961	93,030	(12)%
Research and development expenses	19,696	32,319	(39)%
Impairment of intangibles	72,183	283,747	(75)%
Total operating expenses	173,840	409,096	(58)%
Interest expense and amortization of debt discount	14,396	18,211	(21)%
Other non-operating gain	(546)	(884)	(38)%
Total other non-operating expense	13,850	17,327	(20)%
Loss before income taxes	(84,286)	(298,022)	(72)%
Income tax benefit	4,697	27,121	(83)%
Net loss	$(79,589)	$(270,901)	(71)%

Revenue

The following table presents total revenues for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019	% Change
Venlafaxine ER (VERT)	$25,576	$75,601	(66)%
Methylphenidate ER	31,699	73,205	(57)%
Divigel	31,629	26,794	18%
Nitrofurantoin	10,443	5,726	82%
Lorzone	4,058	15,004	(73)%
OB Complete	6,948	9,851	(29)%
Other	35,497	29,291	21%
Net product sales	145,850	235,472	(38)%
Royalty revenue	4,107	3,641	13%
Licensing and contract revenue	27,927	918	2,942%
Total revenues	$177,884	$240,031	(26)%

Total revenues decreased by $62.1 million to $177.9 million for the year ended December 31, 2020, as compared to $240.0 million for the year ended December 31, 2019 primarily due to a decrease in net product sales, partially offset by higher licensing and contract revenue.

Net Product Sales. Net product sales decreased by $89.6 million to $145.9 million for the year ended December 31, 2020, as compared to $235.5 million for the year ended December 31, 2019. Approximately $52.2 million of this decrease was attributable to lower realized prices, and approximately $37.4 million was due to lower volumes of products sold. Net product sales of methylphenidate ER (including M-72), decreased 57% due to price erosion from generic competitors resulting in significantly lower net selling prices and lower volumes. Product sales from VERT decreased by 66% for the year ended December 31, 2020 due to additional generic competition resulting in lower volumes and net realized selling prices. During the first quarter of 2020 two competitors launched competing dosage strengths of VERT which negatively affected selling prices and volumes. We expect that the additional competition for both methylphenidate ER and VERT from these competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of these products in 2021 and future years. VERT sales were favorably impacted by $6.4 million, in the aggregate related to product returns during the twelve months ended December 31, 2020 based on actual experience. There can be no assurance that actual product returns experience and other adjustments will continue to favorably impact net sales in 2021 and in future years.

Product sales from Lorzone declined 73% for the year ended December 31, 2020, reflecting lower volume due to the launch of generic competitors in late 2019 and 2020, and transition of sales to the Company’s authorized generic product during the period. We expect that additional competition for Lorzone from current competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of Lorzone during 2021 and in future years. Product sales from Divigel increased by 18%, driven primarily by the launch of a new dosage strength in 2020 together with targeted promotional activities and strong patient access. Product sales from the OB Complete family of prescription prenatal dietary supplements decreased by $2.9 million or 29% during 2020 due to lower volumes sold reflecting a shift of promotional resources to another product. Sales of Nitrofurantoin increased 82% as the 2020 represented the first full year of sales following the product’s launch during 2019. Other product sales increased by 21%, largely due to other non-promoted products during the year.

Royalty Revenue. Royalty revenue increased by $0.5 million for the year ended December 31, 2020, compared to the prior year period, primarily due to higher product sales by license partners during the year.

Licensing and Contract Revenue. Licensing and contract revenue increased by $27.0 million in 2020 primarily reflecting license agreement with Santen Pharmaceutical Co. Ltd, granting the exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as EMEA countries. Under the agreement, the Company received an upfront milestone payment of $25.0 million.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended
	December 31,
	2020	2019	% Change
Amortization of intangible assets	$16,046	$52,657	(70)%
Depreciation expense	1,492	2,343	(36)%
Royalty expense	9,283	10,198	(9)%
Other cost of goods sold	47,659	46,432	3%
Total cost of goods sold	$74,480	$111,630	(33)%

Total cost of goods sold decreased $37.2 million in the year ended December 31, 2020 to $74.5 million as compared to $111.6 million in the year ended December 31, 2019, primarily driven by a $36.6 million decrease in amortization of intangible assets, due to lower amortization for methylphenidate ER and VERT. Royalty expense decreased by $0.9 million due to decrease in net sales of certain royalty products. There was no material change in depreciation expense or other cost of goods sold.

Gross profit percentage increased to 58% for the year ended December 31, 2020 compared to 53% for the year ended December 31, 2019. Excluding amortization and depreciation, our gross profit percentage for the year ended December 31, 2020 was 68% as compared to 76% for the year ended December 31, 2019 largely due to higher unit production costs and sample costs associated with the launch of Upneeq, partially offset by lower inventory reserves and royalty expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11.0 million in the year ended December 31, 2020 to $82.0 million as compared to $93.0 million in the year ended December 31, 2019. The decrease in our selling, general and administrative expenses reflects salesforce reductions in the third quarter of 2019 and the first quarter of 2020, partially offset by higher marketing expenses associated with the launch of Upneeq and higher general and administrative expenses largely due to costs associated with the Santen license transaction and legal expenses during the year.

Research and Development Expenses

Research and development expenses decreased by $12.6 million in the year ended December 31, 2020 to $19.7 million as compared to $32.3 million in the year ended December 31, 2019. The decrease primarily reflects the completion of the Phase III clinical trials of both arbaclofen ER and RVL-1201 during the first and second quarters of 2019, respectively, and the NDA filing fees for RVL-1201 incurred in the third quarter of 2019.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2020	2019	% Change
Arbaclofen ER	3,146	7,430	(58)%
RVL-1201	3,257	7,059	(54)%
Other	13,293	17,830	(25)%
Total	$19,696	$32,319	(39)%

Impairment of Intangible Assets and Goodwill

Impairments of intangible assets and goodwill for the year-ended December 31, 2020 was $72.2 million primarily consisting of write-downs to fair value for methylphenidate ER, VERT, arbaclofen ER and Oxybutynin of $19.5 million, $20.2 million, $28.9 million and $3.6 million, respectively, including an indefinite-lived In-Process R&D asset, arbaclofen ER, which resulted in an impairment charge of $28.9 million due to a delay in the anticipated launch of the product candidate, if approved. The impairments of methylphenidate ER, VERT and Oxybutynin reflect the competitive generic environment which has continued to erode net realized pricing and volumes of these products, while the impairment of Onitnua ER reflects a delay in its anticpated commericialization should the product be approved by the FDA. In the fourth quarter of 2020 we recognized an impairment of finite-lived development technology and product rights for VERT of $10.7 million and $9.5 million, respectively due to the approval of a competing product and the anticipated deterioration of pricing and volumes, and an impairment of indefinite-lived intangible assets for arbaclofen ER of $28.9 million.

Impairment of intangible assets was $283.7 million during the year ended December 31, 2019 primarily consisting of write-downs to fair value of methylphenidate ER, VERT, Osmolex ER, and Corvite of $128.1 million, $137.7 million, $17.7 million, and $0.2 million, respectively. Methylphenidate ER tablets and VERT were impaired due to lower revenues reflecting an increasingly competitive environment which deteriorated pricing and volumes; Osmolex ER was impaired due to underperforming revenue expectations subsequent to the launch of the product; and Corvite was impaired due to the discontinuation of the product. In the third and fourth quarter of 2019, we also recognized an impairment of finite-lived development technology and product rights for VERT of $73.0 million and $64.7 million, respectively, due to approvals of competing products which deteriorated pricing and volumes.

The following table details the impairment charges for such periods (in thousands):

	Year Ended December 31, 2020
	Impairment
Asset/Asset Group	Charge	Reason For Impairment
Product Rights
Methylphenidate ER	$19,539	Lower revenue due to generic competition.
	19,539
Developed Technology
Venlafaxine ER	10,655	Lower revenue due to generic competition.
Oxybutynin	3,618	Lower revenue expectations
	14,273	Lower anticipated revenue due to generic competition.
Distribution Rights
Venlafaxine ER	9,461	Lower revenue due to generic competition.

In-Process R&D
Arbaclofen ER	28,910	Delay in anticipated commercialization of the product candidate, if approved.
Total Impairment Charges for year ended December 31, 2020	$72,183

	Year Ended December 31, 2019
	Impairment
Asset/Asset Group	Charge	Reason For Impairment
Product Rights
Osmolex ER	$17,730	Lower than expected volume
Methylphenidate ER	128,113	Lower revenue due to generic competition.
Corvite	190	Discontinued formulation
	146,033
Product Rights
Venlafaxine ER	72,995	Revenue underperforming expectations due to new generic market entrants.

Distribution Rights
Venlafaxine ER	64,719	Revenue underperforming expectations due to new generic market entrants.
Total Impairment Charges for year ended December 31, 2019	$283,747

Impairment of Fixed Assets

Fixed asset impairments for the years ended December 31, 2020 and 2019 were less than $0.1 million and $0.1 million, respectively, due to the abandonment of information technology in both 2020 and 2019 and warehouse assets in 2019.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $3.8 million in the year ended December 31, 2020 to $14.4 million as compared to $18.2 million in the year ended December 31, 2019. The decrease in borrowing costs reflects lower levels of indebtedness following the prepayment of debt in the third quarter of 2020, and lower interest rates.

Other Non-operating (Income) Expenses, net

Other non-operating (income) expense was $(0.6) million and $(0.9) million for the years ended December 31, 2020 and 2019, respectively.

Income Tax Benefit

	Year Ended
	December 31,
	2020	2019

	(dollars in thousands)
Income tax benefit	$4,697	$27,121
Effective tax rate	5.6%	9.1%

Income tax benefit decreased by $22.4 million in the year ended December 31, 2020 to $4.7 million as compared to $27.1 million in the year ended December 31, 2019. The significant difference in the 2020 income tax benefit was the result of recording a valuation allowance in 2019.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and amounts available to be drawn under our Revolving Credit Facility, or Revolver. Our primary uses of cash are to fund operating expenses, product development costs, capital expenditures, debt service payments, as well as strategic business and product acquisitions.

As of December 31, 2020, we had cash and cash equivalents of $114.1 million and borrowing availability under the Revolver of $50.0 million. We also had $221.3 million aggregate principal amount borrowed under our term loans. During the year ended December 31, 2020 we generated $17.6 million of cash flows from operations, and during the year ended December 31, 2019, we generated cash flows from operations of $33.6 million. We expect to generate positive cash flow from operations in the future through sales of our existing products; however, we expect our levels of cash flow generated to be lower or negative in the near term due to price erosion on our generic products and new product launch expenses associated with the launch of Upneeq and possible future price erosion on our other products.

As of December 31, 2020, the interest rate was 4.75% and 5.25% for our Term A Loan and Term B Loan, respectively. As of December 31, 2019, the interest rate was 5.79% and 6.29% for our Term A Loan and Term B Loan, respectively.

At December 31, 2020, there were no outstanding borrowings or outstanding letters of credit under the Revolver. Availability under the Revolver as of December 31, 2020 was $50.0 million.

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

Our non-promoted products, including methylphenidate ER and VERT compete in generic markets for which competition has eroded, and will continue to erode, profitability over time. During the year ended December 31, 2020, there were two launches of generic VERT, and as of December 31, 2020 there were six approved AB rated generic forms of Lorzone. Additionally, there was an additional approval of competing dosage strengths of VERT during 2020 which launched in early 2021. As a result, we have experienced, and anticipate that we will continue to experience, price erosion negatively affecting profitability of these products and possibly others in 2021 and future years.

The Company’s future operating performance and adequacy of cash resources depends on many assumptions, including assumptions with respect to product sales and expenses, commercialization costs, research and development expenses as well as other factors. These assumptions may prove to be wrong or other factors may adversely affect the Company’s operating results. As a result, the Company’s operating results may fluctuate significantly quarter to quarter or year to year. The Company expects its near term levels of profitability and cash flow to be negatively affected by price competition on our generic products, and increased expenses associated with new product launches. As a result, it’s possible the Company would not be able to comply with financial covenants in its credit agreement or generate sufficient cash to service its debt obligations. This could, among other things, force us to raise additional funds or force us to reduce our expenses through cost cutting measures either of which could have a material adverse affect on our business.

The Company is currently undertaking a comprehensive review of strategic options to maximize shareholder value. The options under consideration include asset disposals, re-financings and commercialization or collaboration agreements. In the event the Company is unable to generate sufficient proceeds from these strategic options such that it can reduce, retire or refinance its existing debt, the Company believes it has sufficient plans to effectively manage its expenses and avail itself of cure provisions provided for in its credit agreement, in order to maintain compliance with its debt covenants therein. The use of the cure provisions will result in the utilization cash to prepay debt.

A significant portion of the Company’s expense base is discretionary and the Company has the ability to reduce or defer spending to reduce expenses and improve profitability and cash flow to maintain compliance with its debt covenants. This could include, among other things, significant reductions in its general and administrative expenses, research and development expenses, including deferral of clinical trial programs, and deferrals of certain promotional and capital spending programs which could negatively impact the Company’s revenue growth and plans. The Company has previously demonstrated an ability to implement various cost reduction initiatives. During the third quarter of 2019 and continuing into 2020, the Company reduced its field force by an aggregate of 90 positions, generating annualized savings of approximately $10 million, and took measures to realign its operating infrastructure to prepare for the launch of Upneeq and implemented other cost-savings measures to reduce its expenses.

Based on the current facts and circumstances, the use of the cure provisions provided for in the credit agreement, which will result in utilizing cash to prepay debt, and the Company’s ability to implement spending reductions and program deferrals, we believe it is probable that the Company can effectively manage its spending to improve profitability in order to maintain compliance with the debt covenants and other obligations in our credit agreement for at least the next 12 months, even if the strategic review does not generate sufficient proceeds to reduce, retire or refinance our existing debt. As a result, the Company has concluded that, after consideration of management’s plans our existing cash and cash equivalents, together with cash enerated from operations, will be sufficient to meet our anticipated cash needs for the next 12 months.

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

Cash Flows

The following table provides information regarding our cash flows for the periods indicated (in thousands):

	Year Ended
	December 31,
	2020	2019	Change
Net cash provided by operating activities	$17,590	$33,567	$(15,977)
Net cash used in investing activities	(3,084)	(4,020)	936
Net cash provided by (used in) financing activities	3,682	(4,691)	8,373
Effect on cash of changes in exchange rate	—	175	(175)
Net increase in cash and cash equivalents	$18,188	$25,031	$(6,843)

Net cash provided by operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash provided by operating activities was $17.6 million and $33.6 million for the years ended December 31, 2020 and 2019, respectively. The decrease in cash provided by operating activities in the year ended December 31, 2020, as compared to year ended December 31, 2019, was primarily as a result of lower net income after considering non-cash adjustments, partially offset by higher cash provided from operating assets and liabilities, particularly accounts receivable and inventories as compared to the year ended December 31, 2019.

Net cash used in investing activities

Our uses of cash in investing activities during the years ended December 31, 2020 and 2019 reflected purchases of property, plant and equipment and were $3.1 million and $4.0 million, respectively.

Net cash provided by (used in) financing activities

Net cash provided by financing activities of $3.7 million during 2020 largely reflecting net proceeds raised from equity offerings in January and July, 2020, offset by prepayments of term loans in the third quarter of 2020, and share repurchases.

Net cash used by financing activities of $4.7 million during the year ended December 31, 2019 primarily related to the $1.8 million of net repayments of insurance premium financing and by $2.8 million repurchase of ordinary shares.

Contractual Obligations

The following table lists our contractual obligations as of December 31, 2020.

	Payments due by period (in thousands)
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Long-term debt obligations(1)	219,525	—	219,525	—	—
Interest expense(2)	21,134	10,686	10,448	—	—
Capital lease obligations(3)	44	40	4	—	—
Operating lease obligations(4)	3,098	1,589	1,509	—	—
Royalty obligations(5)	6,083	1,000	3,000	2,000	83
Total	249,884	13,315	234,486	2,000	83

(1)	Represents the remaining principal amount under our senior secured credit facilities, which is due on December 21, 2022.
(2)	These amounts represent future cash interest payments related to our existing debt obligations based on variable interest rates specified in the senior secured credit facilities. Payments related to variable debt are based on applicable rates at December 31, 2020 plus the specified margin in the senior secured credit facilities for each period presented. As of December 31, 2020, the interest rate was 4.75% for Term A Loan and 5.25% for Term B Loan.
(3)	Includes minimum cash payments related to certain fixed assets, primarily office equipment.
(4)	Includes minimum cash payments related to our leased offices and warehouse facilities under non-cancelable leases in New Jersey, Florida, North Carolina, as well as in Argentina.
(5)	Includes obligations to make minimum annual royalty payments.

Our liability for unrecognized tax benefits has been excluded from the above contractual obligations table as the nature and timing of future payments, if any, cannot be reasonably estimated. As of December 31, 2020, our liability for unrecognized tax benefits was $0.2 million (excluding interest and penalties). We do not anticipate that the amount of our liability for unrecognized tax benefits will significantly change in the next 12 months.

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

Revenue Recognition

Upon adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606) on January 1, 2018, we recognize revenue as described below. The implementation of the new revenue recognition standard did not have a material impact on our consolidated financial statements.

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

Where available, we have relied on information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to days of sales outstanding, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we have evaluated market conditions for products primarily through the analysis of wholesaler and other third party sell-through, as well as internally-generated information, to assess factors that could impact expected product demand at December 31, 2020 and December 31, 2019. We believe that the estimated level of inventory held by our customers is within a reasonable range as compared to both: (i) historical amounts and (ii) expected demand for the products that represent a majority of the volume at December 31, 2020 and December 31, 2019.

If the assumptions we use to calculate our allowances for sales deductions do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.

The following table presents the activity and ending balances for our product sales provisions for the years ended December 31, 2020 and 2019 (in thousands):

			Government		Discounts
		Commercial	and Managed	Product	and
	Chargebacks	Rebates	Care Rebates	Returns	Allowances	Total
Balance at December 31, 2018	$38,861	$49,232	$9,981	$48,464	$3,510	$150,048
Provision	345,366	147,173	20,092	(3,932)	15,719	524,418
Charges processed	(369,603)	(182,826)	(25,206)	(11,075)	(17,638)	(606,348)
Balance at December 31, 2019	$14,624	$13,579	$4,867	$33,457	$1,591	$68,118
Provision	122,592	22,488	18,211	2,825	7,003	173,119
Charges processed	(127,295)	(28,723)	(19,633)	(14,256)	(7,819)	(197,726)
Balance December 31, 2020	$9,921	$7,344	$3,445	$22,026	$775	$43,511

Total items deducted from gross product sales were $173.1 million (excluding $2.5 million in provisions for advertising and promotion), or 53.8% as a percentage of gross product sales, during the year ended December 31, 2020. Total items deducted from gross product sales were $524.4 million (excluding $4.4 million in provisions for advertising and promotion), or 68.6% as a percentage of gross product sales, during the year ended December 31, 2019.

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

Chargebacks were $122.6 million and $345.4 million, or 38.1% and 45.2% as a percentage of gross product sales, for the years ended December 31, 2020 and 2019, respectively. Chargebacks as a percentage of gross product sales decreased in 2020 as compared with 2019, primarily due to a change in product mix and pricing. We expect that chargebacks will continue to significantly impact our reported net product sales.

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

Commercial rebates were $22.5 million and $147.2 million, or 7.0% and 19.3% as a percentage of gross product sales, for the years ended December 31, 2020 and 2019, respectively. Commercial rebates as a percentage of gross product sales decreased in 2020 as compared to 2019 primarily due to the change in product mix and customer contracts. We expect that commercial rebates will continue to significantly impact our reported net sales.

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

Government program rebates were $18.2 million and $20.1 million, or 5.7% and 2.6% as a percentage of gross product sales, during the years ended December 31, 2020 and 2019, respectively.

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

Product returns were $2.8 million and $(3.9) million, or 0.9% and (0.5)% as a percentage of gross product sales, during the years ended December 31, 2020 and 2019, respectively. Product returns as a percentage of gross product sales decreased in 2020 as compared to 2019 primarily due to lower than expected returns processed. Product returns as a percentage of gross product sales are not expected to change materially for 2021.

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

Advertising and promotions as a percentage of gross product sales did not change materially during the periods presented. Promotions and co-pay discount cards are included in advertising and promotions, which were $2.5 million and $4.4 million, or 0.86% and 0.6% as a percentage of gross product sales, during the years ended December 31, 2020 and 2019, respectively.

Discounts and allowances were $7.0 million and $15.7 million, or 2.2% and 2.1% as a percentage of gross product sales, during the years ended December 31, 2020 and 2019, respectively. Discounts and allowances as a percentage of gross product sales did not change materially during the periods presented and are not expected to change materially in 2021.

Valuation of long-lived assets

As of December 31, 2020, our combined long-lived assets balance, including property, plant and equipment and finite-lived intangible assets, is $58.7 million.

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

Recoverability of an asset that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the forecasted undiscounted future cash flows related to the asset. In the event the carrying amount of the asset exceeds its undiscounted future cash flows and the carrying amount is not considered recoverable, impairment may exist. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. Our reviews of long-lived assets during the two years ended December 31, 2020 and 2019 resulted in certain impairment charges. These charges relate to both finite and indefinite-lived intangible assets, which are described in Note 7, Goodwill and Other Intangible Assets, to our consolidated financial statements.

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

We recorded impairment charges of $72.2 million and $283.7 million, regarding definite-lived and indefinite-lived intangible assets for the years ended December 31, 2020 and 2019, respectively.

Goodwill and indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill Impairment Assessment—We are organized in one reporting unit and evaluate goodwill for our company as a whole. Under the authoritative guidance issued by the Financial Accounting Standards Board, or FASB, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. As further described in Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, effective January 1, 2017, we early adopted Accounting Standards Update (ASU) No. 2017-04 “Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (ASU 2017-04). Subsequent to adoption, we perform our goodwill impairment tests by comparing the fair value and carrying amount of our reporting unit. Any goodwill impairment charges we recognize for our reporting unit are equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.

The goodwill impairment test requires us to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, an impairment charge is recorded for the difference. If the carrying value recorded is less than the fair value calculated then no impairment loss is recognized. The fair value of our reporting unit is determined using an income approach that utilizes a discounted cash flow model or, where appropriate, the market approach, or a combination thereof. The discounted cash flow models are dependent upon our estimates of future cash flows and other factors. Our estimates of future cash flows are based on a comprehensive product by product forecast over a ten-year period and involve assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amounts, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions, all which may differ from actual future cash flows.

Assumptions related to future operating performance are based on management’s annual and ongoing budgeting, forecasting and planning processes and represent our best estimate of the future results of our operations as of a point in time. These estimates are subject to many assumptions, such as the economic environments in which we operate, demand for the products and competitor actions. Estimated future cash flows are discounted to present value using a market participant, weighted average cost of capital. The financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and our market capital structure. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related goodwill impairments, if any. The discount rates applied to the estimated cash flows for our October 1, 2020 and 2019 annual goodwill impairment test were 19.5% and 16.5%, respectively, depending on the overall risk associated with the particular asset and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use.

Based on the quantitative goodwill impairment assessment performed, we determined that there was no impairment of goodwill as of October 1, 2020 and for the year ended December 31, 2020. An increase of 50 basis points to our assumed discount rate used in our goodwill assessment would not have materially changed the results of our analyses.

IPR&D Intangible Asset Impairment Assessment—IPR&D, which are indefinite-lived intangible assets representing the value assigned to acquired Research and Development, or R&D, projects that principally represent rights to develop and sell a product that we have acquired which has not yet been completed or approved. These assets are subject to impairment testing until completion or abandonment of each project. We have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we elect not to conduct the qualitative assessment or if indications of a potential impairment exist, the determination of whether an impairment has occurred requires the determination of the fair value of the asset being assessed. Under the qualitative assessment, we consider several qualitative factors, including the results from the last quantitative test, changes, if any, in the status of regulatory and commercial success risks, and competitive trends impacting each asset and changes in the related cash flow stream projections.

Under a qualitative assessment, the fair value of our indefinite-lived intangible assets is determined using an income approach that utilizes a discounted cash flow model and requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting each asset and related cash flow stream as well as other factors. Indefinite-lived intangible assets classified as in-process research and development, or IPRD, are subject to adjustments reducing their anticipated revenues and costs by a probability of success, or POS, factor based upon empirical research of probabilities a new drug candidate would be approved based on the candidate’s stage of clinical development. During the period ended, December 31, 2020, the POS factor applied to the IPRD asset was 69.6% and the discount rate was 9.5%. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. If applicable, upon abandonment of the IPR&D product, the assets are reduced to zero. Upon approval of the products in development for sale and placement into service, the associated IPR&D intangible assets are transferred to Product Rights amortizing intangible assets. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

If the fair value of the IPR&D is less than its carrying amount, an impairment loss is recognized for the difference. Based on results of the impairment assessment performed, we did recognized an impairment change to IPR&D of $28.9 million for the year ended December 31, 2020 and we did not recognize an impairment charge of IPR&D for the year ended December 31, 2019. The 2020 impairment charge reflects the delay in our anticipated commercialization date if this product candidate is approved.

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

As of December 31, 2020 and 2019, the Company has a federal net operating loss carryover of $29.1 million and $2.2 million, respectively and net operating loss carryovers in certain foreign tax jurisdictions of $3.8 million and $9.9 million, respectively which will begin to expire in 2022. At December 31, 2020 and 2019, the Company had total tax credit carryovers of approximately $6.7 million and $4.6 million, respectively, primarily consisting of Federal Orphan Drug Tax Credit carryovers. These credit carryovers are expected to be fully realized prior to their expiration, beginning in 2035.

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

Share-based compensation

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

In addition, prior to the IPO the Company adopted the 2018 Equity Incentive Plan, or the 2018 Plan effective upon the IPO. During 2018, the Company granted Time Based Options vesting in a single installment on the fourth anniversary of the Company’s IPO, generally subject to the employee’s continued employment on the vesting date. During 2020, the Company granted performance stock units (“PSUs”) under its existing 2018 Incentive Plan (the “2018 Plan”) to certain key employees of the Company that gives holders the potential to receive a certain number of earned PSUs at the end of a pre-determined term. Unless earlier terminated, forfeited, relinquished or expired, the earned PSUs will vest in full on the vesting date, subject to the grantee remaining in continuous employment from the date of grant through the vesting date. The PSUs will vest on the third and fifth anniversary of the grant date. The number of PSUs that become earned PSUs as of the end of the performance period shall be equal to the number of PSUs multiplied by the applicable percentage based on Stock Price Hurdle attainment, as set forth in the PSU Award Agreement and 2018 Plan.

We account for share-based compensation awards in accordance with the FASB Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation, or ASC 718. ASC 718 requires service-based and equity settled share-based awards issued to employees to be recognized as expense based on their grant date fair values. We use the Black-Scholes option pricing model to value our share option awards and the Monte Carlo model to value our performance stock options. We account for forfeitures of share option awards as they occur in accordance with ASU No. 2016-09. For option and performance awards issued to employees, we recognize compensation expense on a graded vesting basis over the requisite service period, which is generally the vesting period of the award.

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

These assumptions used in our Black-Scholes option-pricing model are estimated as follows:

●	Expected Option Term. Due to the lack of sufficient company-specific historical exercise data, the expected term of employee options is determined using the "simplified" method, as prescribed in SEC's Staff Accounting Bulletin (SAB), Topic 14.D.2, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
●	Expected Volatility. Due to lack of a public market for the trading of our ordinary shares, the expected volatility is based on historical volatilities of similar entities within our industry which were commensurate with the expected term assumption as described in SAB 14.D.6.
●	Risk-Free Interest Rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected Dividends. The expected dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our ordinary shares.

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

During the years ended December 31, 2020 and 2019, we recognized $4.9 million and $4.9 million, respectively, of stock compensation expense.

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

Through the operation of our subsidiaries based in Argentina and Hungary, we are exposed to foreign exchange rate risks. In addition to the operations of our foreign subsidiaries, we also contract with vendors that are located outside the United States, and in some cases make payments denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2020, our liabilities denominated in foreign currencies were not material.

We are exposed to fluctuations in interest rates on our senior secured credit facilities. An increase in interest rates could have a material impact on our cash flow. As of December 31, 2020, a 100 basis point increase in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $2.2 million on interest expense.

As of December 31, 2020, we had cash and cash equivalents of $114.1 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

Inflation generally affects us by increasing our cost of labor, API costs and costs of clinical trials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020 and 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Osmotica Pharmaceuticals plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Osmotica Pharmaceuticals plc (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Iselin, New Jersey

March 30, 2021

OSMOTICA PHARMACEUTICALS PLC

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$114,053	$95,865
Trade accounts receivable, net	26,412	43,914
Inventories, net	17,934	21,305
Prepaid expenses and other current assets	14,755	11,546
Total current assets	173,154	172,630
Property, plant and equipment, net	28,054	30,238
Operating lease assets	2,755	4,983
Intangibles, net	65,758	153,986
Goodwill	100,855	100,855
Other non-current assets	373	563
Total assets	$370,949	$463,255
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$6,768	$8,495
Accrued liabilities	47,517	65,253
Current portion of obligation under finance leases	40	127
Current portion of lease liability	1,457	2,062
Income taxes payable - current portion	2	—
Total current liabilities	55,784	75,937
Long-term debt, net of non-current deferred financing costs	219,525	267,950
Long-term portion of obligation under finance leases	4	44
Long-term portion of lease liability	1,436	3,116
Deferred taxes	344	1,500
Total liabilities	277,093	348,547
Commitments and contingencies (See Note 14)
Shareholders' equity:
Ordinary shares ($0.01 nominal value 400,000,000 shares authorized, 62,545,832 and 51,845,742 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	625	518
Preferred shares ($0.01 nominal value 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	548,070	489,440
Accumulated deficit	(452,610)	(373,021)
Accumulated other comprehensive loss	(2,229)	(2,229)
Total shareholders' equity	93,856	114,708
Total liabilities and shareholders' equity	$370,949	$463,255

See accompanying notes to consolidated financial statements.

OSMOTICA PHARMACEUTICALS PLC

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019

Net product sales	$145,850	$235,472
Royalty revenue	4,107	3,641
Licensing and contract revenue	27,927	918
Total revenues	177,884	240,031
Cost of goods sold (inclusive of amortization of intangibles)	74,480	111,630
Gross profit	103,404	128,401
Selling, general and administrative expenses	81,961	93,030
Research and development expenses	19,696	32,319
Impairment of intangibles	72,183	283,747
Total operating expenses	173,840	409,096
Operating loss	(70,436)	(280,695)
Interest expense and amortization of debt discount	14,396	18,211
Other non-operating gain	(546)	(884)
Total other non-operating expense	13,850	17,327
Loss before income taxes	(84,286)	(298,022)
Income tax benefit	4,697	27,121
Net loss	$(79,589)	$(270,901)
Other comprehensive loss, net
Change in foreign currency translation adjustments	—	(383)
Comprehensive loss	$(79,589)	$(271,284)
Loss per share attributable to shareholders
Basic and Diluted	$(1.31)	$(5.17)
Weighted average shares basic and diluted
Basic and Diluted	60,652,999	52,367,444

See accompanying notes to consolidated financial statements.

OSMOTICA PHARMACEUTICALS PLC

Consolidated Statements of Changes in Shareholders’ Equity/Partners’ Capital

(In thousands, except share data)

					Accumulated
					other
	Ordinary shares		Additional	Accumulated	comprehensive
	Shares	Amount	paid in capital	deficit	loss	Total
Balance at January 1, 2019	52,518,924	$525	$487,288	$(102,120)	$(1,846)	$383,847
Repurchase of ordinary shares	(673,182)	(7)	(2,780)	—	—	(2,787)
Net loss	—	—	—	(270,901)	—	(270,901)
Share compensation	—	—	4,932	—	—	4,932
Change in foreign currency translation	—	—	—	—	(383)	(383)
Balance at December 31, 2019	51,845,742	$518	$489,440	$(373,021)	$(2,229)	$114,708
Proceeds from issuance of ordinary shares, net of offering costs	11,900,000	119	62,321	—	—	62,440
Repurchase of ordinary shares	(1,435,725)	(15)	(8,086)	—	—	(8,101)
Payments for taxes related to the net share settlement of equity awards	—	—	(749)	—	—	(749)
Net loss	—	—	—	(79,589)	—	(79,589)
Share compensation	235,815	3	5,144	—	—	5,147
Balance at December 31, 2020	62,545,832	$625	$548,070	$(452,610)	$(2,229)	$93,856

See accompanying notes to consolidated financial statements.

OSMOTICA PHARMACEUTICALS PLC

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,589)	$(270,901)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,026	57,015
Share compensation	4,925	4,932
Impairment of intangibles	72,183	283,747
Deferred income tax benefit	(1,156)	(26,794)
Loss on sale of fixed and leased assets	287	173
Bad debt provision	6	(164)
Amortization of deferred financing and loan origination fees	1,269	1,337
Write off of deferred financing fees in connection with prepayment	496	—
Change in operating assets and liabilities:
Trade accounts receivable, net	17,496	12,674
Inventories, net	3,371	3,078
Prepaid expenses and other current assets	(3,209)	9,177
Trade accounts payable	(1,723)	(16,375)
Accrued and other current liabilities	(17,792)	(24,332)
Net cash provided by operating activities	17,590	33,567
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed and leased assets	50	17
Payments on disposal of leased assets	(214)	(74)
Purchase of property, plant and equipment	(2,920)	(3,963)
Net cash used in investing activities	(3,084)	(4,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(127)	(130)
Proceeds from public offering, net of issuance costs	62,440	—
Proceeds from purchases of stock under ESPP	219	—
Debt repayment	(50,000)	—
Repurchases of ordinary shares	(8,101)	(2,787)
Payments for taxes related to net share settlement of equity awards	(749)	—
Proceeds from insurance financing loan	—	1,314
Repayment of insurance financing loan	—	(3,088)
Net cash provided by (used in) financing activities	3,682	(4,691)
Net change in cash and cash equivalents	18,188	24,856
Effect on cash of changes in exchange rate	—	175
Cash and cash equivalents, beginning of period	95,865	70,834
Cash and cash equivalents, end of period	$114,053	$95,865
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$14,745	$15,181
Cash paid for taxes	$2,044	$1,290

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

Going Concern Evaluation

The Company devotes significant financial resources to the manufacture, marketing and commercialization of its approved products, and support of its research and development efforts. The Company’s future operating performance depends on many assumptions, including assumptions with respect to product sales and expenses, commercialization costs, research and development expenses as well as other factors. These assumptions may prove to be wrong or other factors may adversely affect the Company’s operating results. As a result, the Company’s operating results may fluctuate significantly quarter to quarter or year to year. The Company expects its near term levels of profitability to be negatively affected by price competition on our generic products, and increased expenses associated with new product launches. As a result, it’s possible it would not be able to comply with financial covenants in its credit agreement or generate sufficient cash to service its debt obligations.

The Company is currently undertaking a comprehensive review of strategic options to maximize shareholder value. The options under consideration include divestitures of non-stragetic assets, re-financings and commercialization or collaboration agreements. In the event the Company is unable to generate sufficient proceeds from these strategic options such that it can reduce, retire or refinance its existing debt, the Company believes it has sufficient plans to effectively manage its expenses and avail itself of cure provisions provided for in its credit agreement, in order to maintain compliance with its debt covenants therein. The use of the cure provisions will result in utilization cash to pay down the debt balance.

A significant portion of the Company’s expense base is discretionary and the Company has the ability to reduce or defer spending to reduce expenses and improve profitability and cash flow to maintain compliance with its debt covenants. This could include, among other things, significant reductions in its general and administrative expenses, research and development expenses, including deferral of clinical trial programs, and deferrals of certain promotional and capital spending programs which could negatively impact the Company’s revenue growth and plans. The Company has previously demonstrated an ability to implement various cost reduction initiatives. During the third quarter of 2019 and continuing into 2020, the Company reduced its field force by an aggregate of 90 positions, generating annualized savings of approximately $10 million, and took measures to realign its operating infrastructure to prepare for the launch of Upneeq and implemented other cost-savings measures to reduce its expenses.

Based on the current facts and circumstances, the use of the cure provisions provided for in the credit agreement, which will result in utilizing cash to prepay debt, and the Company’s ability to implement spending reductions and program deferrals, we believe it is probable that the Company can effectively manage its spending to improve profitability in order to maintain compliance with the debt covenants and other obligations in our credit agreement for at least the next 12 months, even if the strategic review does not generate sufficient proceeds to reduce, retire or refinance our existing debt. As a result, the Company has concluded that, after consideration of management’s plans it has sufficient liquidity to meet its obligations within one year after the issuance date of its Consolidated Financial Statements, and it does not have substantial doubt about its ability to continue as a going concern.

Basis of Presentation—The accompanying consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Osmotica Pharmaceuticals plc and its wholly-owned domestic and foreign subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The Company is not involved with variable interest entities.

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

Foreign Currency Translation—The financial position and results of operations of the Company’s non-U.S. subsidiaries are generally determined using U.S. Dollars as the functional currency. Our subsidiary in Argentina is currently operating in a highly inflationary environment, as a result, we account for translation in accordance with US GAAP. Foreign currency transaction gains and losses are included in selling, general and administrative expenses in the Company’s statements of operations.

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

Inventories—Inventories are stated at the lower of cost or net realizable value at approximate costs determined on the first-in first-out basis. The Company maintains an allowance for excess and obsolete inventory as well as inventory where the cost is in excess of its net realizable value (“NRV”) based on management’s assessments. The Company capitalizes inventory costs associated with its products prior to regulatory approval when, based on management judgement, future commercialization is considered probable and future economic benefit is expected to be realized. As of December 31, 2020 and 2019, there were no capitalized inventory costs associated with products that had not yet achieved regulatory approval. The Company assesses the regulatory approval process and where the product stands in relation to that approval process including any known constraints or impediments to approval. The Company also considers the shelf life of the product in relation to the product timeline for approval. Sample inventory utilized for promoting the Company’s products are expensed and included in cost of goods sold when the sample units are purchased or manufactured.

Property, Plant and Equipment—Property, plant and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings. Depreciation is provided using the straight-line method in amounts considered to be sufficient to amortize the cost of the assets to operations over their estimated useful lives or lease terms, as follows:

Asset category	Depreciable life
Buildings	20 - 30 years
Leasehold improvements	Lesser of the useful life of the improvement or the terms of the underlying lease
Machinery	3 - 15 years
Furniture, fixtures and equipment	3 - 10 years
Computer hardware and software	3 - 12 years

Long-Lived Assets, Including Definite-Lived Intangible Assets—Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis or based on the expected pattern of cash flows over estimated useful lives ranging from 5 to 20 years. The Company periodically reviews the estimated useful lives of intangible assets and makes adjustments when events indicate that a shorter life is appropriate.

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations.

The Company recorded impairment charges of $72.2 million and $283.7 million, in regard to definite-lived and indefinite-lived intangible assets for the years ended December 31, 2020 and 2019, respectively (see Note 7).

Goodwill and Indefinite Lived Intangible Assets—Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”), the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying value, then no impairment is recognized. If the carrying value recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the year ended December 31, 2020 and 2019, respectively. (see Note 7).

In-Process Research and Development (“IPR&D”) intangible assets represent the value assigned to acquired Research & Development (“R&D”) projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. These assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting each asset and related cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. If applicable, upon abandonment of the IPR&D product, the assets are reduced to zero. IPR&D is assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the fair value of the IPR&D is less than its carrying amount, an impairment is recognized for the difference. The Company recognized an impairment charge to IPR&D of $28.9 million for the year ended December 31, 2020 and we recognized no impairment charges of IPR&D for the year ended December 31, 2019 (see Note 7).

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

The transfer of the license is a performance obligation satisfied at a point in time. For arrangements that include non-sales based milestones, including milestone payments based on regulatory approvals or other activities, and the license is deemed to be the predominant item to which the milestones relate, the Company recognizes revenue at the later of a) when the milestone activity is achieved, or b) when the performance obligation to which some or all the milestone has been allocated has been satisfied (or partially satisfied). For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied).

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

Accrual for Promotions and Co-Pay Discount Cards—From time to time the Company authorizes various retailers to run in-store promotional sales of its products. The Company accrues an estimate of the dollar amount expected to be owed back to the retailer. Additionally, the Company provides consumer co-pay discount cards, administered through outside agents to provide discounted products when redeemed. Upon release of the cards into the market, the Company records an estimate of the dollar value of co-pay discounts expected to be utilized taking into consideration historical experience.

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

Business Combinations—The Company accounts for its business combinations under the provisions of ASC Topic 805, Business Combinations (“ASC 805”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired, and liabilities assumed, are recorded at the date of acquisition at their respective fair values. Amounts allocated to acquire IPR&D are capitalized at the date of an acquisition and are not amortized. As products in development are approved for sale, amounts are allocated to product rights and licenses and amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings.

Purchases of developed products and licenses that are accounted for as an asset acquisition are capitalized as intangible assets and amortized over an estimated useful life. IPR&D assets acquired as part of an asset acquisition are expensed immediately if they have no alternative future uses.

In-Process Research and Development—In-process research and development represent the fair value assigned to incomplete research projects that the Company acquires through business combinations or developed internally which, at that time, have not reached technological feasibility. Intangible assets associated with IPR&D projects are not amortized until regulatory approval is obtained and product is launched, subject to certain specified conditions and management judgment. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated. During the years ended December 31, 2020 and 2019, $0 million and $19.7 million, respectively, of IPR&D was transferred to Product Rights as the products in development are approved for sale and placed into service (see Note 7). Such amounts will be amortized over their respectful estimated useful lives. At that time an evaluation of fair value was performed immediately prior to such transfer and no impairments were recognized at that time. Assets are subsequently evaluated for indicators of impairment.

Research and Development Costs—Research and development costs are expensed as incurred. These expenses include the costs of proprietary efforts, as well as costs incurred in connection with certain licensing arrangements. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved.

Advertising—Advertising expense consists primarily of print media promotional materials. Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2020 and 2019 amounted to $9.3 million and $8.5 million, respectively.

Share-based Compensation—The Company recognizes share-based compensation expense for all options and other arrangements within the scope of ASC 718, Stock Compensation. Share-based compensation expense is measured at the date of grant, based on the fair value of the award. Compensation for share-based awards with vesting conditions other than service are recognized at the time that those conditions will be achieved. Forfeitures are recognized as they are incurred.

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

Basic and Diluted Loss per Share—Basic and diluted net loss per share is determined by dividing net loss by the weighted average ordinary shares outstanding during the period. For all periods presented with a net loss, the shares underlying the common share options have been excluded from the calculation because their effect would have been anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. The estimate of credit losses must be based on all relevant information including historical information, current conditions, and reasonable and supportable forecasts that affect the collectability of the amounts. The Company adopted this standard on January 1, 2020, and there was no material impact to the Company’s consolidated financial statements. The Company has provided additional disclosures as required by the standard upon adoption. Refer to Note 4 for additional details.

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

The following table disaggregates revenue from contracts with customers by pharmaceutical products (in thousands):

	Year Ended December 31,
Pharmaceutical Product	2020	2019
Venlafaxine ER (VERT)	$25,576	$75,601
Methylphenidate ER	31,699	73,205
Divigel	31,629	26,794
Nitrofurantoin	10,443	5,726
Lorzone	4,058	15,004
OB Complete	6,948	9,851
Other	35,497	29,291
Net product sales	145,850	235,472
Royalty revenue	4,107	3,641
License and contract revenue	27,927	918
Total revenues	$177,884	$240,031

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had no material deferred revenue as of December 31, 2020 and 2019. The Company has elected to apply the exemption under paragraph 606-10-50-14(a) related to remaining performance obligations as all open purchase orders are expected to be satisfied with a period of one year from the date of the purchase order.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of December 31, 2020 and 2019, respectively. The Company has no costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs.

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

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Gross trade accounts receivable
Trade accounts receivable	$38,546	$70,958
Royalty accounts receivable	1,267	702
Other receivable	4,639	2,186
Less reserves for:
Chargebacks	(9,921)	(14,624)
Commercial rebates	(7,344)	(13,579)
Discounts and allowances	(775)	(1,591)
Allowance for credit losses	—	(138)
Total trade accounts receivable, net	$26,412	$43,914

For the years ended December 31, 2020 and 2019, the Company recorded the following adjustments to gross product sales (in thousands):

	Year Ended December 31,
	2020	2019
Gross product sales	$321,493	$764,267
Less provisions for:
Chargebacks	(122,592)	(345,366)
Government and managed care rebates	(18,211)	(20,092)
Commercial rebates	(22,488)	(147,173)
Product returns	(2,825)	3,932
Discounts and allowances	(7,003)	(15,719)
Advertising and promotions	(2,524)	(4,377)
Net product sales	$145,850	$235,472

For the years ended December 31, 2020 and 2019, the activity in the Company’s allowance for customer deductions against trade accounts receivable is as follows (in thousands):

			Discounts
		Commercial	and	Credit
	Chargebacks	Rebates	Allowances	Losses	Total
Balance at December 31, 2018	$38,861	$49,232	$3,510	$194	$91,797
Provision	345,366	147,173	15,719	(190)	508,068
Charges processed	(369,603)	(182,826)	(17,638)	134	(569,933)
Balance at December 31, 2019	$14,624	$13,579	$1,591	$138	$29,932
Provision	122,592	22,488	7,003	6	152,089
Charges processed	(127,295)	(28,723)	(7,819)	(144)	(163,981)
Balance at December 31, 2020	$9,921	$7,344	$775	$—	$18,040

The annual activity in the Company’s accrued liabilities for customer deductions by account for the years ended December 31, 2020 and 2019, is as follows (in thousands):

		Government and
	Product	Managed Care
	Returns	Rebates	Total
Balance at December 31, 2018	$48,464	$9,981	$58,445
Provision	(3,932)	20,092	16,160
Charges processed	(11,075)	(25,206)	(36,281)
Balance at December 31, 2019	$33,457	$4,867	$38,324
Provision	2,825	18,211	21,036
Charges processed	(14,256)	(19,633)	(33,889)
Balance at December 31, 2020	$22,026	$3,445	$25,471

Provisions and utilizations of provisions activity in the current period which relate to the prior period revenues are not provided because to do so would be impracticable. The Company's current systems and processes do not capture the chargeback and rebate settlements by the period in which the original sales transaction was recorded. The Company uses a combination of factors and applications to estimate the dollar amount of reserves for chargebacks and rebates at each month end. Variable consideration is included in the transaction price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. The Company regularly monitors the reserves based on an analysis of the Company’s product sales and most recent claims, wholesaler inventory, current pricing, and anticipated future pricing changes. If amounts are different from the estimate due to changes from estimated rates, accrual rate adjustments are considered prospectively when determining provisions in accordance with authoritative U.S. GAAP. During the year ended December 31, 2020 and 2019, adjustments due to changes in estimates were necessary based on actual product returns experience, resulting in a decrease of $7.1 million and $25.3 million, respectively, to the product returns reserve and a corresponding benefit to the net product sales recognized.

Note 5. Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Finished goods	$13,352	$15,319
Work in process	618	778
Raw materials and supplies	3,964	5,208
	$17,934	$21,305

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. The activity in the allowance for excess and obsolete inventory account for the years ended December 31, 2020 and 2019, was as follows (in thousands):

	Year Ended
	December 31,	December 31,
	2020	2019
Balance at beginning of period	$1,069	$1,561
Provision	1,001	2,322
Charges processed	(1,144)	(2,814)
Balance at end of period	$926	$1,069

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in thousands):

	Year Ended
	December 31,	December 31,
	2020	2019
Land	$2,120	$2,120
Buildings	11,671	11,643
Leasehold improvements	3,580	3,423
Machinery	17,399	16,034
Furniture, fixtures and equipment	1,368	1,388
Computer hardware and software	9,014	8,508
	45,152	43,116
Accumulated depreciation	(18,980)	(14,292)
	26,172	28,824
Construction in progress	1,882	1,414
	$28,054	$30,238

Depreciation expense was $5.0 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively. There is approximately $2.8 million of remaining construction in progress expenditures to substantially complete the projects.

Note 7. Goodwill and Other Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. Goodwill is net of accumulated impairment charges of $86.3 million at December 31, 2020 and 2019. The following table sets forth the carrying value of goodwill as of December 31, 2019 and 2020, respectively (in thousands).

Goodwill
January 1, 2019	$100,855
Impairments	—
December 31, 2019	$100,855
Impairments	—
December 31, 2020	$100,855

The following tables sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2020 and 2019, for those assets that are not already fully amortized (in thousands):

	December 31, 2020
					Weighted
					Average
					Remaining
	Gross			Net	Amortization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
Distribution Rights	$33,714	$(23,893)	$(9,461)	$360	0.8
Product Rights	202,567	(164,336)	(19,539)	18,692	2.1
Tradenames	13,485	(3,741)	—	9,744	14.0
Developed Technology	52,466	(36,321)	(14,273)	1,872	8.6
IPR&D	64,000	—	(28,910)	35,090	Indefinite Lived
	$366,232	$(228,291)	$(72,183)	$65,758

The table above is inclusive of a gross carrying amount of $85.9 million and $62.1 million of accumulated amortization for assets that have been fully impaired.

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

The table above is inclusive of a gross carrying amount of $28.3 million and $10.4 million of accumulated amortization for assets that have been fully impaired.

Changes in intangible assets during the years ended December 31, 2019 and 2020, were as follows (in thousands):

	Distribution	Product		Developed
	Rights	Rights	Tradenames	Technology	IPR&D	Total
January 1, 2019	$81,204	$217,473	$11,156	$96,857	$83,700	$490,390
Amortization	(5,062)	(40,921)	(706)	(5,968)	—	(52,657)
Impairments	(64,719)	(146,033)	—	(72,995)	—	(283,747)
Reclassifications(A)	—	19,700	—	—	(19,700)	—
December 31, 2019	$11,423	$50,219	$10,450	$17,894	$64,000	$153,986
Amortization	(1,602)	(11,988)	(706)	(1,749)	—	(16,045)
Impairments	(9,461)	(19,539)	—	(14,273)	(28,910)	(72,183)
December 31, 2020	$360	$18,692	$9,744	$1,872	$35,090	$65,758

(A)	IPR&D in the amount of $19.7 million related to Osmolex ER was reclassified to Product Rights in the first quarter of 2019 when the product was launched. Osmolex ER was fully impaired during the second quarter of 2019.

As part of the Company’s goodwill and intangible asset impairment assessments performed on the annual assessment date, when indicators of impairment are identified and when IPR&D assets are put into service, when a qualitative assessment is performed, the Company estimates the fair values of the intangible assets using an income approach that utilizes a discounted cash flow model, or, where appropriate, a market approach. The discounted cash flow models are dependent upon our estimates of future cash flows and other factors. These estimates of future cash flows involve assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amounts, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. As of October 1, 2020, the Company performed a qualitative assessment for goodwill and for the IPR&D assets and concluded that the assets were not impaired. The discount rates applied to the estimated cash flows for the Company’s 2019 annual goodwill and indefinite-lived intangible assets impairment test was 16.5%, based on the overall risk associated with the particular assets and other market factors. Indefinite-lived intangible assets classified as in-process research and development, or IPRD, are subject to adjustments reducing their anticipated revenues and costs by a probability of success, or POS, factor based upon empirical research of probabilities a new drug candidate would be approved based on the candidate’s stage of clinical development. The POS factor applied to the IPRD asset on a subsequent assessment as of December 31, 2020 was 69.6% and the discount rate was 9.5%. The Company believes the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments, if any, are recorded to Impairment of intangible assets in the Consolidated Statements of Operations and Comprehensive Loss.

Impairments of intangible assets and goodwill for the year-ended December 31, 2020 was $72.2 million primarily consisting of write-downs to fair value for methylphenidate ER, VERT and Oxybutynin of $19.5 million, $20.2 million and $3.6 million, respectively, including an indefinite-lived In-Process R&D asset, arbaclofen ER, which resulted in an impairment charge of $28.9 million due to a delay in the anticipated commercialization date of the product, if approved. These impairments reflect the competitive generic environment which has continued to erode net realized pricing and volumes of these products. In the fourth quarter of 2020 we recognized an impairment of finite-lived development technology and product rights for VERT of $10.7 million and $9.5 million, respectively due to the approval of a competing product and the anticipated deterioration of pricing and volumes.

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

Amortization expense was $16.0 million and $52.7 million for the years ended December 31, 2020 and 2019, respectively and is recorded to Cost of goods sold (inclusive of amortization of intangibles) in the Consolidated Statements of Operations and Comprehensive Loss.

The amortization expense of acquired intangible assets for each of the following five years are expected to be as follows (in thousands):

Amortization
Years ending December 31	Expense
2021	$10,193
2022	5,625
2023	4,739
2024	2,790
Thereafter	7,321
Total	$30,668

Note 8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued product returns	$22,026	$33,457
Accrued royalties	2,246	3,649
Accrued compensation	8,022	10,998
Accrued government and managed care rebates	3,445	4,867
Accrued research and development	1,000	3,028
Accrued expenses and other liabilities	10,550	8,477
Customer coupons	200	777
Deferred revenue	28	—
Total	$47,517	$65,253

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

Note 9. Leases

The Company leases office space in Bridgewater, New Jersey for its principal offices under two non-cancelable leases that expire in July 2022 and November 2023, in addition to office and warehouse space in various domestic and international locations. The Company also leases certain vehicles under operating leases. As of December 31, 2020, the Company’s operating leases had remaining lease terms ranging from 0.99 years to 3.00 years.

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

Our lease assets and liabilities were classified as follows on our Condensed Consolidated Balance Sheet at December 31, 2020 (in thousands):

Leases	Classification	Balance at December 31, 2020	Balance at December 31, 2019
Assets
Operating	Operating Lease Assets	$2,755	$4,983
Finance	Property, plant and equipment, net	58	188
Total leased assets		$2,813	$5,171

Liabilities
Current
Operating	Current portion of lease liability	$1,457	$2,062
Finance	Current portion of obligations under finance leases	40	127

Non-current
Operating	Long-term portion of lease liability	1,436	3,116
Finance	Long-term portion of obligations under finance leases	4	44
Total lease liabilities		$2,937	$5,349

The Company recognizes lease expense on a straight-line basis over the lease term. The components of lease cost are as follows (in thousands):

Lease Cost	Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	SG&A expenses	$1,525	$1,926
	R&D expenses	104	139
	Cost of goods sold	392	366

Finance lease cost
Amortization of leased assets	Depreciation and amortization	130	130
Interest on lease liabilities	Interest expense	2	4
Total lease cost		$2,153	$2,565

The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under the leases as follows (in thousands):

Years ending December 31	Operating Leases
2021	$1,589
2022	955
2023	554
Total lease payments	3,098
Less: interest	207
Present value of lease payments	$2,891

The Company has future minimum lease payments required under the finance leases of less than $0.1 million less interest expense of less than $0.1 million for total present value lease payments of less than $0.1 million for the years ended December 31, 2021 through December 31, 2022.

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows (in thousands):

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	2.24	2.86
Finance leases	1.47	1.33

Weighted average discount rate
Operating leases	5.60%	5.26%
Finance leases	1.99%	1.81%

Other Information	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(1,927)	$(2,431)
Operating cash flows for finance leases	(2)	(4)
Financing cash flows for finance leases	(127)	(130)

For the years ended December 31, 2020 and 2019, the Company recorded $0.2 million and $1.4 million, respectively, of leased assets obtained in exchange for new operating lease liabilities and $0.0 million and less than $0.1 million, respectively, of leased assets obtained in exchange for new finance lease liabilities. During the years ended December 31, 2020 and 2019, the Company disposed of $0.6 million and $0.4 million, respectively, of leased assets.

Note 10. Financing Arrangements

The composition of the Company’s debt and financing obligations are as follows (in thousands):

	December 31,	December 31,
	2020	2019
CIT Bank, N.A. Term Loan due December 21, 2022, net of deferred financing costs of $1.8 million and $3.4 million as of December 31, 2020 and December 31, 2019, respectively	$219,525	$267,950
Total debt	219,525	267,950
Less: current portion	—	—
Long-term debt	$219,525	$267,950

Term Loan

Concurrent with the closing of the Company's acquisition of Osmotica Holdings Corp Limited, the Company entered into a $160.0 million Term Loan (the "Term Loan") pursuant to a Credit Agreement dated February 3, 2016 (as amended, supplemented or otherwise modified, the "Term Loan Agreement") between the Company as borrower, certain other lenders and CIT Bank, N.A. ("CIT Bank") acting as administrative agent. The Term Loan is secured by certain assets of the Company, excluding certain intangibles and foreign property.

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

On November 10, 2016, the Company amended the Term Loan Agreement (the "First Amendment to the Term Loan Agreement") in conjunction with the reacquisition of venlafaxine distribution rights. Pursuant to the First Amendment to the Term Loan Agreement, CIT Bank and certain other lenders agreed to make available to the Company, an Incremental Term Loan in the aggregate principal amount of $117,500,000, which was added to the Term Loan; there were no other modifications to the Term Loan Agreement.

On April 28, 2017, the Company amended the Term Loan Agreement (the "Second Amendment to the Term Loan Agreement"), in which the due date of the Company's annual financial statements was modified for the first fiscal year after the closing of the Second Amendment to Term Loan Agreement.

On December 21, 2017, the Company amended the Term Loan Agreement (the "Third Amendment to the Term Loan Agreement"). Pursuant to the Third Amendment to the Term Loan Agreement, CIT Bank and certain other lenders agreed to increase the principal amount of the Term Loan to an aggregate principal amount of $327,500,000. Of the aggregate principal amount, $277,500,000 was designated as the Term A Loan and $50,000,000 was designated as the Term B Loan.

On December 11, 2020, the Company amended the Term Loan Agreement (the "Fourth Amendment to the Term Loan Agreement"). Pursuant to the Fourth Amendment to the Term Loan Agreement, the Term Loan Agreement was amended to, among other things, remove a limit on the exercise of the Company’s right to cure a breach of the financial covenant under the Term Loan Agreement and providing that any proceeds received by the company as a result of the exercise of such cure right will be applied to repay term loans under the Term Loan Agreement.

The Term Loan Agreement requires quarterly principal repayments to 0.6925% of the original principal amount of the Term A Loan and in the case of the Term B Loan 0.25% of the original principal amount of the Term B Loan, with final payment of the remaining principal balance due at maturity five years from the date of closing of the Term Loan Agreement.

At the Company's election, for the Term A Loan, interest accrues on a Prime Rate/Federal Funds Effective Rate ("ABR Loan") or a LIBOR ("LIBOR Loan") rate in which the applicable rate per annum set forth below under the caption "ABR Spread" or "LIBOR Rate Spread," based upon the Total Leverage Ratio (as defined in the Term Loan Agreement) as of last day of the most recently ended fiscal quarter is as follows:

Total Leverage Ratio	LIBOR Rate Margin	ABR Margin
Category 1	3.75%	2.75%
Greater than 2.00 to 1.00
Category 2	3.25%	2.25%
Equal to or less than 2.00 to 1.00

For Term B Loan, interest accrues with respect to any ABR Loan, 3.25% per annum, and with respect to any LIBOR Rate Loan, 4.25% per annum. As of December 31, 2020 and 2019, the interest rates were 4.75% and 5.79% for Term A Loan and 5.25% and 6.29% for Term B Loan, respectively.

The Term Loan Agreement contains covenants that require the Company to deliver quarterly and annual financial statements along with certain supplementary financial information and schedules and ratios. The Term Loan Agreement also contains covenants that limit the ability of the Company to, among other things: incur additional indebtedness; incur liens; make investments; make payments on indebtedness; dispose of assets; enter into merger transactions; and make distributions. In addition, the Company shall not permit the total leverage ratio to be greater than 4.75:1.00 until March 31, 2020 at which time the total leverage ratio remains constant at a required 4.50:1.00. The total leverage ratio is the ratio, as of any date of determination, of (a) consolidated total debt, net of unrestricted cash and cash equivalents as of such date to (b) consolidated adjusted earnings before income taxes, depreciation and amortization ("Consolidated EBITDA") for the test period then most recently ended for which financial statements have been delivered. Also, the Company will not permit the fixed charge coverage ratio to fall below 1.25:1.0 beginning on March 31, 2018 through the final maturity date. The fixed charge coverage ratio, as of the date of determination, is the ratio of (x) Consolidated EBITDA net of capital expenditures and cash taxes paid to (y) interest payments, scheduled principal payments, restricted payments and management fees paid to related parties. The Company obtained a waiver from CIT Bank in regard to its non-compliance of its covenant to deliver annual financial statements by April 2, 2018. The Company did not incur a waiver fee as a condition to the waiver. The Company was in compliance with all covenants of the Term Loan Agreement as of December 31, 2020 and 2019.

As a result, of payments made in 2018, as of both December 31, 2020 and 2019, there are no remaining scheduled installments of principal due in respect of the Term Loans until the final maturity date.

During the year ended December 31, 2020, the Company prepaid $50.0 million in aggregate of the outstanding principal amount. The prepayments consisted of $42.3 million of Term A Loan outstanding principal and $7.7 million of Term B Loan outstanding principal. As required by the Third Amendment, the prepayments were made on a pro rata basis between the Term A Loan and the Term B Loan. The Company intends to continue to make interest payments accrued on the outstanding remaining balance through the date of maturity.

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

As a result of the partial extinguishment, the Company has elected, as an accounting policy in accordance with ASC 470-50-40-2, to write off a proportionate amount of the unamortized fees at the time that the financing was partially settled in accordance with the terms of the Third Amendment. The unamortized debt issuance costs are allocated between the remaining original loan balance and the portion of the loan paid down on a pro-rata basis. The Company wrote off $0.5 million in debt issuance costs relating to the prepayment which occurred during the year ended December 31, 2020, and recorded the expense in the accompanying Consolidated Statement of Operations and Comprehensive Loss.

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
Equal to or less than 2.00 to 1.00

At December 31, 2020 and 2019, there were no outstanding borrowings or outstanding letters of credit. Availability under the Revolving Facility as of December 31, 2020, was $50.0 million.

Aggregated cumulative maturities of long-term obligations (including the incremental and existing Term Loan and the Revolving Facility), excluding deferred financing costs of $1.8 million, as of December 31, 2020 were (in thousands):

Maturities of Long-term
Years ending December 31,	Obligations
2021	$—
2022	219,525
Total	$219,525

Note 11. Concentrations and Credit Risk

For the years ended December 31, 2020 and 2019, a significant portion of the Company’s gross product sales reported were through three customers, and a significant portion of the Company’s accounts receivable as of December 31, 2020 and 2019 were due from these customers as well. The following table sets forth the percentage of the Company’s gross sales and accounts receivable attributable to these customers for the periods indicated:

	Gross Product Sales
	Year Ended
	December 31,
	2020	2019
Amerisource Bergen	31%	12%
Cardinal Health	20%	47%
McKesson	43%	38%
Combined Total	94%	97%

	Gross Account
	Receivables
	December 31,	December 31,
	2020	2019
Amerisource Bergen	21%	21%
Cardinal Health	20%	22%
McKesson	52%	51%
Combined Total	93%	94%

Purchasing

For the year ended December 31, 2020, two suppliers accounted for more than 86% of the Company’s purchases of raw materials for products that are manufactured by the Company.

Three suppliers accounted for more than 92% of the Company’s purchases of raw materials manufactured by the Company for the year ended December 31, 2019.

The Company purchases various API of finished products at contractual minimum levels through agreements with third parties. Individually, none of these agreements are material to the Company, therefore, the Company does not believe at this time that any of the purchase obligations represent levels above the normal course of business.

Sales by Product

For the years ended December 31, 2020 and 2019, one product accounted for 33% and 57%, respectively, of the Company's total gross product sales.

Royalty Sales

The following tables set forth the percentage of the revenues and accounts receivable recognized in connection with Company's royalty contracts for the years ended December 31, 2020 and 2019, respectively:

	Year Ended
	December 31, 2020
	Gross	Gross Royalty
	Royalty Revenue	Accounts Receivable
Customer 4	53%	54%
Customer 5	24%	12%
Combined Total	77%	66%

	Year ended
	December 31, 2019
	Gross	Gross Royalty
	Royalty Revenue	Accounts Receivable
Customer 4	54%	93%
Customer 5	12%	NM %
Combined Total	66%	93%

NM – Not Meaningful

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

Ordinary Share Repurchase Program

In September 2019, the Company’s board of directors authorized the repurchase of up to 5,251,892 ordinary shares pursuant to a share repurchase program. Purchases under the ordinary share repurchase program can be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including the price of our ordinary shares, our business and market conditions. The Company has retired ordinary shares acquired under the repurchase program. For the years ended December 31, 2020 and 2019, the Company repurchased 1,435,725 ordinary shares for an aggregate of $8.1 million and 673,182 ordinary shares for an aggregate of $2.8 million, respectively.

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

The Company accounts for employee stock purchases made under its ESPP using the estimate grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized $113,860 and $31,619 of compensation expense for the years ended December 31, 2020 and 2019, respectively. The Company values ESPP shares using the Black-Scholes model.

As of December 31, 2020 and 2019, there were no unrecognized ordinary share compensation expense related to the ESPP. There were 51,905 ordinary shares issued under the ESPP during the year ended December 31, 2020. There were no ordinary shares issued under the ESPP during the year ended December 31, 2019. On January 4, 2021, the Company issued 39,321 ordinary shares to the employees who participated in the ESPP during the offering period ended December 31, 2020.

Share-based Compensation

The compensation cost that has been charged against income for all incentive plans was $4.8 million for the year ended December 31, 2020 and $4.9 million for the year ended December 31, 2019. The conversion of the Performance Awards issued under the 2016 Plan to Time Awards upon IPO under the Amended 2016 Plan was accounted for as a modification where the fair value of such awards determined on a modification date, or the IPO date is being recognized over their remaining vesting period.

Share-Based Award Activity

A summary of option activity granted under the 2016 Plan and the Amended 2016 Plan as of December 31, 2020, and changes during the year then ended is presented below:

2016 Equity Incentive Plan		Weighted	Weighted
		Average	Average
	Number of Shares	Exercise	Contractual
	Time	Price	Term
Outstanding at January 1, 2019	3,015,572	$14.96	7.5 years
Granted	—	—
Exercised	—	—
Expired / Forfeited	(55,686)	$14.95
Outstanding at December 31, 2019	2,959,886	$14.96	6.4 years
Vested Options at December 31, 2019	1,459,005	$14.96	6.4 years
Granted	—	—
Exercised	—	—
Expired / Forfeited	(132,786)	$15.21
Outstanding at December 31, 2020	2,827,100	$14.95	5.4 years
Vested Options at December 31, 2020	2,099,950	$14.95	5.4 years

There were no options granted during 2020 and 2019, respectively, under the 2016 Plan. The intrinsic value of options under the 2016 Plan outstanding at December 31, 2020 and 2019, respectively, was $0. The fair value of options vested under the 2016 Plan during the years ended December 31, 2020 and 2019 were $8,832 and $6,431, respectively.

A summary of option activity granted under the 2018 Plan as of December 31, 2020, and changes during the year then ended is presented below:

2018 Equity Incentive Plan		Weighted	Weighted
		Average	Average
	Number of Shares	Exercise	Contractual
	Time	Price	Term
Outstanding at January 1, 2019	178,600	$7.00	9.8 years
Granted	—	—
Exercised	—	—
Expired / Forfeited	(44,400)	$7.00
Outstanding at December 31, 2019	134,200	$7.00	8.7 years
Vested Options at December 31, 2019	—	0
Granted
Exercised
Expired / Forfeited	(37,800)	$7.00
Outstanding at December 31, 2020	96,400	$7.00
Vested Options at December 31, 2020	—	—	7.7 years

There were no options granted during 2020 and 2019, respectively.

The estimated fair value of the options is expensed over the requisite service period, which is generally the vesting period on a graded vesting basis. As of December 31, 2020 and 2019, there was $0.8 million and $2.2 million of total unrecognized compensation cost related to nonvested options granted under the Incentive Plans. That cost is expected to be recognized over a weighted-average period of 1.3 years and 1.5 years, respectively.

The fair value of option awards is estimated using the Black-Scholes option-pricing model. Exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. There were no options granted during 2020 and 2019, respectively.

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

Restricted and Performance Stock Units

On May 18, 2020 and May 20, 2020, the Company granted performance stock units (“PSUs”) under its existing 2018 Incentive Plan (the “2018 Plan”) to certain key employees of the Company that gives holders the potential to receive a certain number of earned PSUs at the end of a pre-determined term. Unless earlier terminated, forfeited, relinquished or expired, the earned PSUs will vest in full on the vesting date, subject to the grantee remaining in continuous employment from the date of grant through the vesting date. The vesting date is the third anniversary from the grant date for the PSUs granted on May 18, 2020 and the fifth anniversary from the grant date for the PSUs granted on May 20, 2020. The number of PSUs that become earned PSUs as of the end of the performance period shall be equal to the number of PSUs multiplied by the applicable percentage based on Stock Price Hurdle attainment, as set forth in the PSU Award Agreement and 2018 Plan. The fair value of these market-based awards is estimated on the date of grant using a Monte Carlo simulation model with the following assumptions:

Years Ended

December 31,
2020
Expected volatility	90%
Risk-free interest rate	.21% - .24%
Expected dividend yield	—%
Performance period in years	3.00

The Company estimates its expected volatility by using a combination of historical share price volatilites of similar companies within our industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date.

As of December 31, 2020 total compensation cost not yet recognized related to unvested PSUs $3.2 million which is expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes the information as of December 31, 2020 and activity during 2020 related to our PSUs:

			Weighted-
		Weighted-	Average Remaining
	Number of	Average Grant	Contractual Term
	PSUs	Date Fair Value	(Years)
Outstanding at January 1, 2020	—	$—	—
PSUs granted	825,997	4.99	—
PSUs vested	—	—	—
PSUs forfeited	(36,198)	4.90	—
Outstanding at December 31, 2020	789,799	$4.99	3.01

During 2020 and 2019 we granted restricted stock units, or RSUs, covering an equal number of our ordinary shares to employees and certain directors with a weighted average grant date fair value of $4.46 and $7.19, respectively. The fair value of RSUs are determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of the RSUs is recognized ratably over the vesting period of four years for employees and one to three years for directors. As of December 31, 2020 and 2019 total compensation cost not yet recognized related to unvested RSUs was $8.5 million and $8.0 million which is expected to be recognized over a weighted average period of 2.8 years and 3.2 years, respectively.

The following table summarizes the information as of December 31, 2020 and activity during 2020 related to our RSUs:

			Weighted-
		Weighted-	Average Remaining
	Number of	Average Grant	Contractual Term
	RSUs	Date Fair Value	(Years)
Outstanding at January 1, 2019	—	$—	—
RSUs granted	1,486,020	7.19	—
RSUs vested	—	—	—
RSUs forfeited	(51,787)	7.18	—
Outstanding at December 31, 2019	1,434,233	$7.19	3.20
RSUs granted	976,429	4.46	—
RSUs vested	(300,788)	6.73	—
RSUs forfeited	(118,317)	6.07	—
Outstanding at December 31, 2020	1,991,557	$5.99	2.11

2020 Equity Offering

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

On July 16, 2020 we completed a follow-on equity offering and allotted 5.0 million ordinary shares. The aggregate proceeds from the follow-on offering were approximately $30.6 million after deducting offering expenses. Proceeds from the offering will be used for working capital and general corporate purposes.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares and units outstanding as they would have been anti-dilutive at December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Performance and restricted stock units	2,781,356	1,434,233
Options to purchase ordinary shares	2,923,500	3,093,786
Shares to be purchased through employee stock purchase plan	39,321	29,550

Note 14. Commitments and Contingencies

Contingent Milestone Payments

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies. Each strategic business agreement includes a future payment schedule for contingent milestone payments and in certain strategic business agreements, minimum royalty payments. The aggregate amount of future potential milestone payments payable in connection with such agreement are currently not material to the Company’s financial statements. The Company will be responsible for contingent milestone payments and minimum royalty payments to these strategic business partners based upon the occurrence of future events. Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, and various U.S. Food and Drug Administration and other regulatory approvals. The aggregate amount of future potential milestone payments are currently not material to our financial statements.

Royalty Obligations

The Company has agreements with third parties that require the Company to make minimum royalty payments on a calendar year basis.

The following table lists the Company’s enforceable and legally binding royalty obligations as of December 31, 2020 (in thousands):

Royalty Obligations
Less than 1 year	$1,000
1 to 3 years	3,000
3 to 5 years	2,000
More than 5 years	83
Total	$6,083

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

The Company has no enforceable and legally binding purchase obligations as of December 31, 2020.

Defined Contribution Plan

Vertical/Trigen and Legacy Osmotica both had a defined contribution plan under Section 401(k) of the Internal Revenue Code ("IRC") as of December 31, 2016 pursuant to the Merger (the "Contribution Plans"). The employees of the respective companies are eligible to participate in the Contribution Plans. Participants may contribute amounts through payroll deductions not to exceed IRC limitations. For the year ended December 31, 2016, the Vertical/Trigen Plan provided for nonelective employer contributions equal to 3% of basic compensation. The separate Contribution Plans were merged into one plan effective January 1, 2017. Effective January 1, 2017, the plan provides for employer matching contributions equal to 100% of each employee's elective deferrals up to 3% of base salary, plus 50% of each employee's elective deferrals between 3% and 5% of base salary. For the years ended December 31, 2020 and 2019, the Company recognized expenses related to its contributions under the Plan of $0.5 million and $1.3 million, respectively.

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

On February 16, 2018, the Company received FDA approval for its amantadine extended release tablets under the trade name Osmolex ER. On that same date the Company filed in the Federal District Court for the District of Delaware a Complaint for Declaratory Judgment of Noninfringement of certain patents owned by Adamas Pharmaceuticals, Inc. (Osmotica Pharmaceutical US LLC and Vertical Pharmaceuticals, LLC vs. Adamas Pharmaceuticals, Inc. and Adamas Pharma, LLC). Adamas was served with the Complaint on February 21, 2018. Adamas filed an answer on April 13, 2018 denying the allegations in the Complaint and reserving the ability to raise counterclaims as the litigation progresses. On September 20, 2018, Adamas filed an amended answer to the Company’s Complaint for Declaratory Judgment of Noninfringement, with counterclaims alleging infringement of certain patents included in the Company’s Complaint and requesting that the court grant Adamas damages, injunctive relief and attorneys’ fees. On December 2, 2020, we entered into an agreement to settle the litigation with Adamas. Under the terms of the agreement, both parties agreed to drop their respective claims relating to the patent litigation, and Adamas agreed to acquire the global rights to Osmolex ER from the Company for $7.5 million. The sale of the global rights to Osmolex ER closed in January 2021 at which time the related gain was recorded.

Additionally, in connection with the settlement and the sale of the global rights to Osmolex ER, the parties entered into a supply agreement pursuant to which the Company agreed to supply Adamas with amantadine extended release tablets for a six-year term, subject to possible two-year extensions and customary closing conditions.

On April 30, 2019, the Company was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints named the Company, certain of the Company’s directors and officers and the underwriters of the Company’s initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for the Company’s initial public offering of ordinary shares. On July 22, 2019, the plaintiffs filed an amended complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. The parties participated in a mediation and reached an agreement in principle to settle the litigation on December 15, 2020. The agreement in principle calls for a payment by the Company of $5.25 million (a portion of which we expect would be covered by applicable insurance) and would fully resolve all claims asserted in the litigation against all defendants named in the litigation, including the Company. No party would admit any wrongdoing as part of the proposed settlement, which was reached to avoid the further cost and distraction of litigation. The agreement in principle contemplates the negotiation and execution of a final settlement agreement. The settlement is also subject to preliminary approval by the Superior Court of New Jersey, notice to the putative class, and subsequent final approval by the Superior Court of New Jersey.

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

	December 31,	December 31,
	2020	2019
Loss before income taxes
U.S. operations	$66,836	$140,664
Non-U.S. operations	17,450	157,358
Total loss before income taxes	84,286	298,022
Current tax benefit (provision)
Federal	4,541	(1,387)
State	(232)	292
Foreign	(985)	(791)
Total current tax benefit (expenses)	3,324	(1,886)
Deferred tax benefit (provision)
Federal	(82)	15,396
State	—	712
Foreign	1,455	12,899
Total deferred tax benefit	1,373	29,007
Total benefit for income taxes	$4,697	$27,121

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2020 and 2019 respectively are as follows:

	December 31,	December 31,
	2020	2019
Federal tax at 21% statutory rate	21.00%	21.00%
State and local income taxes, net of federal benefit	1.11%	0.91%
Differences in tax effects on foreign income	(3.38)%	(6.43)%
Federal tax credits	1.35%	0.59%
Uncertain tax positions	1.40%	0.04%
NOL carryback rate differential	3.87%	0.00%
Tax audit adjustment	(3.65)%	0.00%
Change in valuation allowance	(15.52)%	(7.02)%
Permanent adjustments	(0.79)%	0.00%
Other	0.18%	0.01%
Effective tax rate	5.57%	9.10%

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial statement purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at December 31, 2020 and 2019 respectively are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Accounts receivable	$—	$31
Accrued expenses	5,921	9,535
Inventory	295	243
Investment in partnership	2,393	8,696
Net operating losses	1,285	2,627
Operating lease liabilities	657	1,121
Tax credits	6,486	3,249
Share compensation	1,816	1,399
Intangible assets	19,082	—
Other	3,328	1,685
Less: valuation allowance	(27,811)	(21,216)
Deferred tax liabilities:
Prepaid expenses	(658)	(689)
Property plant & equipment	(3,261)	(3,252)
Operating lease assets	(623)	(1,115)
Intangible assets	(9,254)	(3,814)
Total deferred income taxes	$(344)	$(1,500)

Included in the deferred tax balances above is a net deferred tax asset of $14.9 million and deferred tax liability of $4.6 million, respectively for 2020 and 2019 related to the assets and liabilities in Vertical/Trigen Holdings, LLC, which is a partnership for Federal income tax purposes. The Company owns in aggregate 100% of Vertical/Trigen Holdings, LLC and the assets and liabilities of this entity are included in the consolidated financial statements of the Company.

As of December 31, 2020 and 2019, the Company had a federal and state net operating loss carryover of $29.1 million and $2.2 million, respectively and net operating loss carryovers in certain foreign tax jurisdictions of $3.8 million and $9.9 million, respectively which will begin to expire in 2022. At December 31, 2020 and 2019, the Company had total tax credit carryovers of approximately $6.7 million and $4.6 million primarily consisting of Federal Orphan Drug Tax Credit carryovers. These credit carryovers begin to expire in 2035. The Company assesses the realizability of the deferred tax assets at each balance sheet date based on actual and forecasted operating results in order to determine the proper amount, if any, required for a valuation allowance. As of December 31, 2020 and 2019, the Company maintains valuation allowances on deferred tax assets applicable to entities in the United States and foreign jurisdictions for which separate income tax returns are filed, where realization of the related deferred tax assets from future profitable operations is not reasonably assured. In 2020, the valuation allowance increased by $6.6 million.

The Coronavirus Aid Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the Tax Cuts and Jobs Act, and estimated income tax payments that we expect to defer to future periods. The Cares Act provides a five year carryback for losses generated in 2018-2020, The Company incurred losses in the current period that will be carried back to the earliest year, 2015. The loss generated in 2020 will be carried back to a tax year with a higher tax rate providing a benefit of $3.2 million. The impact to the Company’s effective tax rate is 3.8%. The Cares Act made the business interest limitation less restrictive in that it increased the deduction limit for business interest to 50% of adjusted taxable income as well as allowing taxpayers to elect to utilize 2019 adjusted taxable income when computing the limitation in 2020. The Company utilized this clause in the CARES ACT when computing the current period income tax benefit.

The Company files income tax returns in U.S. federal, state and certain international jurisdictions. For federal and certain state income tax purposes, the Company's 2015 through 2018 tax years remain open for examination by the tax authorities under the normal statute of limitations. For certain international income tax purposes, the Company's 2015 through 2019 tax years remain open for examination by the tax authorities under the normal statute of limitations.

Two of the Company’s subsidiaries, Osmotica Pharmaceutical Corp. and Valkyrie Group Holding Inc., finalized audits by the Internal Revenue Service for tax years 2016 and 2017. The Company agreed to an IRS adjustments and correspondingly recorded tax expense of $1.9 million which includes $1.4 million of income tax $0.5 million of interest and penalty expense.

No provision is made for foreign withholding or income taxes associated with the cumulative undistributed earnings of the foreign subsidiaries. Any future foreign withholding or income taxes associated with the undistributed earnings are not anticipated to be material.

A reconciliation was completed of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for December 31, 2020 and 2019. It is not anticipated that the amount of unrecognized tax benefits will materially change in the next 12 months. If recognized, the total amount of unrecognized benefits of $0.2 million would an immaterial impact on the effective tax rate.

	December 31,	December 31,
	2020	2019
Unrecognized tax benefits beginning balance	$2,677	$2,218
Additions related to current period tax positions	171	459
Releases related to prior period tax positions	(2,677)	—
Unrecognized tax benefits ending balance	$171	$2,677

The Company classifies interest expense related to unrecognized tax benefits as componenets of the tax provision for income taxes. Interest and penalties recognized in the consolidated income statement as of December 31, 2020 resulted in an immaterial amount of interest and penalties as of December 31, 2020 and in a decrease of $0.1 million as of December 31, 2019. As of December 31, 2020 and 2019 the Company has recorded accrued interest of an immaterial amount and $0.2 million, respectively. The current year release of unrecognized tax benefits is due to an accounting method change which eliminated the need for an uncertain tax position.

Note 16. Related Parties

On August 22, 2018, the Company entered into a Master Service Agreement with United Biosource, LLC or UBC, an Avista portfolio company, for prescription processing and patient access services. In November 2018, the Company and UBC entered into a Statement of Work for services through the end of 2019 valued at approximately $2.4 million. During 2019, we amended the initial Statement of Work to add approximately $275,000 of additional services for 2019. On January 1, 2020, we entered into an additional Statement of Work for services during 2020 valued at approximately $1.7 million. The Company had accrued $0.2 million of liabilities related to this agreement as of December 31, 2020 and had recognized $1.0 million of related expense for the year ended December 31, 2020. The Company had accrued less than $0.1 million of liabilities related to this agreement as of December 31, 2019 and had recognized $1.9 million of related expense for the year ended December 31, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Business Combination Agreement, dated as of December 3, 2015, among Osmotica Holdings Corp Limited, the shareholders of Osmotica Holdings Corp Limited party thereto, Altchem Limited, Vertical/Trigen Holdings, LLC, the shareholders of Vertical/Trigen Holdings, LLC party thereto, Avista Capital Partners III GP, LP, and Osmotica Holdings S.C.Sp. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

3.1

Memorandum and Articles of Association Osmotica Pharmaceuticals plc (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 28, 2019, Commission File No. 001-38709)

4.1

Shareholders' Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 28, 2019, Commission File No. 001-38709)

4.2

Amendment No. 1, dated as of November 20, 2020, to the Shareholders Agreement, dated as of October 17, 2018, by and among, Osmotica Pharmaceuticals plc, ACP Holdco (Offshore), L.P., ACP III AIV, L.P., Altchem Limited, Orbit Co-Invest A-I LLC, Orbit Co-Invest I LLC, Orbit Co-Invest III LLC, and the management shareholders identified therein

4.3		Form of Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

4.4		Description of Osmotica Securities

10.1	†

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

10.20	†

License Agreement dated as of July 28, 2020, by and between RVL Pharmaceuticals, Inc. and Santen Pharmaceutical Co. Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2020, Commission File No. 001-38709)

10.21

Credit Agreement, dated February 3, 2016, by and among Osmotica Pharmaceutical Corp., Orbit Blocker I LLC, Orbit Blocker II LLC, Valkyrie Group Holdings, Inc., Osmotica Holdings US LLC, the lenders party thereto, and CIT Bank, N.A. as administrative agent and swingline lender (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.22

First Amendment to Credit Agreement, dated November 10, 2016, by and among Osmotica Pharmaceutical Corp., Orbit Blocker I LLC, Orbit Blocker II LLC, Valkyrie Group Holdings, Inc., Osmotica Holdings US LLC, the lenders party thereto, and CIT Bank, N.A. as administrative agent and swingline lender (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.23

Second Amendment to Credit Agreement, dated April 28, 2017, by and among Osmotica Pharmaceutical Corp., Orbit Blocker I LLC, Orbit Blocker II LLC, Valkyrie Group Holdings, Inc., Osmotica Holdings US LLC, the lenders party thereto, and CIT Bank, N.A. as administrative agent and swingline lender (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.24

Third Amendment to Credit Agreement, dated December 21, 2017, by and among Osmotica Pharmaceutical Corp., Orbit Blocker I LLC, Orbit Blocker II LLC, Valkyrie Group Holdings, Inc., Osmotica Holdings US LLC, the lenders party thereto, and CIT Bank, N.A. as administrative agent and swingline lender (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.25

Fourth Amendment to Credit Agreement, dated December 11, 2020, by and among Osmotica Pharmaceutical Corp., Orbit Blocker I LLC, Orbit Blocker II LLC, Valkyrie Group Holdings, Inc., Osmotica Holdings US LLC, the lenders party thereto, and CIT Bank, N.A. as administrative agent and swingline lender

10.26	+

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

10.36	+

Employment Agreement, dated May 2, 2016, by and between Vertical/Trigen Opco, LLC and Tina deVries (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.37	+

Employment Agreement, dated December 16, 2013, by and between Vertical/Trigen Opco, LLC and Christopher Klein (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 19, 2020, Commission File No. 001-38709)

10.38	+

Form of Initial Retainer Agreement (In Lieu of Equity Awards) with Osmotica Pharmaceuticals plc Directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 19, 2020, Commission File No. 001-38709)

10.39	+

Form of Additional Annual Retainer Agreement (In Lieu of Equity Awards) with Osmotica Pharmaceuticals plc Directors (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 19, 2020, Commission File No. 001-38709)

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

Osmotica Pharmaceuticals plc

Dated: March 30, 2021	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2021.

Signatures	Capacity in Which Signed

/s/ Brian Markison	Chief Executive Officer and Director (Chairman)
Brian Markison	(Principal Executive Officer)

/s/ Andrew Einhorn	Chief Financial Officer
Andrew Einhorn	(Principal Financial Officer and Accounting Officer)

/s/Michael DeBiasi	Director
Michael DeBiasi

/s/ David Burgstahler	Director
David Burgstahler

/s/ Gregory L. Cowan	Director
Gregory L. Cowan

/s/ Joaquin Benes	Director
Joaquin Benes

/s/ Sriram Venkataraman	Director
Sriram Venkataraman

/s/ Juan Vergez	Director
Juan Vergez

/s/ Fred Weiss	Director
Fred Weiss