Form 10-Q
period 2021-03-31
Osmotica Pharmaceuticals plc
filed 2021-05-13
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 62,719,131 ordinary shares ($0.01 nominal value per share) outstanding as of May 12, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, including the impact of the COVID-19 pandemic on the sufficiency of our product supply, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "plan," "should," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives and financial needs. Examples of forward-looking statements include, among others, statements we make regarding: our intentions, beliefs or current expectations concerning, among other things, future operations; future financial performance, trends and events, particularly relating to sales of current products and the development, approval and introduction of new products; U.S. Food and Drug Administration, or the FDA, and other regulatory applications, approvals and actions; the continuation of historical trends; our ability to manage costs and service our debt; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs.

We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include the following:

●	if we are unable to successfully develop or commercialize new products, or do so on a timely or cost effective basis, our operating results will suffer;
●	due to our dependence on a limited number of products, our business could be materially adversely affected if one or more of our key products do not perform as well as expected;
●	failures of or delays in clinical trials could result in increased costs to us and could jeopardize or delay our ability to obtain regulatory approval and commence sales of new products;
●	we are, and will continue to be in the future, a party to legal proceedings that could result in adverse outcomes;
●	as of March 31, 2021, we had total outstanding debt of approximately $219.8 million (net of deferred financing costs), and we had unused commitments of $50.0 million under our senior secured credit facilities. Our substantial debt could adversely affect our liquidity and our ability to raise additional capital to fund operations and could limit our ability to pursue our growth strategy or react to changes in the economy or our industry;
●	we face intense competition from both brand and generic companies, which could significantly limit our growth and materially adversely affect our financial results;
●	a business interruption at our manufacturing facility, our warehouses or at facilities operated by third parties that we rely on could have a material adverse effect on our business;
●	our profitability depends on our major customers, and if our relationships with them do not continue as expected, our business, prospects and results of operations could materially suffer;

●	if we are unable to develop or maintain our sales capabilities, we may not be able to effectively market or sell our products;
●	our competitors and other third parties may allege that we are infringing their intellectual property, forcing us to expend substantial resources in resulting litigation, and any unfavorable outcome of such litigation could have a material adverse effect on our business;
●	our profitability depends on coverage and reimbursement by governmental authorities and other third-party payors and healthcare reform and other future legislation creates uncertainty and may lead to reductions in coverage or reimbursement levels;
●	we are subject to extensive governmental regulation and we face significant uncertainties and potentially significant costs associated with our efforts to comply with applicable regulations;
●	our products or product candidates may cause adverse side effects that could delay or prevent their regulatory approval, or result in significant negative consequences following regulatory approval;
●	manufacturing or quality control problems may damage our reputation, require costly remedial activities or otherwise negatively impact our business;
●	our business may be adversely affected by the continuing coronavirus pandemic; and
●	other factors that are described in the "Risk Factors" section of our Annual Report on Form 10-K that was filed on March 30, 2021.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. You should not rely upon forward-looking statements as predictions of future events. We cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,212	$114,053
Trade accounts receivable, net	22,592	26,412
Inventories, net	16,950	17,934
Prepaid expenses and other current assets	12,600	14,755
Total current assets	161,354	173,154
Property, plant and equipment, net	27,123	28,054
Operating lease assets	2,386	2,755
Intangibles, net	63,124	65,758
Goodwill	100,855	100,855
Other non-current assets	326	373
Total assets	$355,168	$370,949
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$4,522	$6,768
Accrued liabilities	42,720	47,517
Current portion of obligation under finance leases	27	40
Current portion of lease liability	1,375	1,457
Income taxes payable - current portion	6	2
Total current liabilities	48,650	55,784
Long-term debt, net of non-current deferred financing costs	219,755	219,525
Long-term portion of obligation under finance leases	2	4
Long-term portion of lease liability	1,136	1,436
Income taxes payable - long term portion	1	—
Deferred taxes	427	344
Total liabilities	269,971	277,093
Commitments and contingencies (See Note 11)
Shareholders' equity:
Ordinary shares ($0.01 nominal value 400,000,000 shares authorized, 62,719,131 and 62,545,832 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	627	625
Preferred shares ($0.01 nominal value 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	549,021	548,070
Accumulated deficit	(462,222)	(452,610)
Accumulated other comprehensive loss	(2,229)	(2,229)
Total shareholders' equity	85,197	93,856
Total liabilities and shareholders' equity	$355,168	$370,949

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020

Net product sales	$22,529	$47,308
Royalty revenue	1,123	869
Licensing and contract revenue	228	472
Total revenues	23,880	48,649
Cost of goods sold (inclusive of amortization of intangibles)	13,490	20,590
Gross profit	10,390	28,059
Selling, general and administrative expenses	18,922	21,176
Research and development expenses	3,310	5,688
Total operating expenses	22,232	26,864
Gain on sales of product rights, net	5,636	—
Operating (loss) income	(6,206)	1,195
Interest expense and amortization of debt discount	2,960	4,064
Other non-operating gain	(87)	(746)
Total other non-operating expense	2,873	3,318
Loss before income taxes	(9,079)	(2,123)
Income tax expense	533	960
Net and other comprehensive loss	$(9,612)	$(3,083)
Loss per share attributable to shareholders
Basic and Diluted	$(0.15)	$(0.05)
Weighted average shares basic and diluted
Basic and Diluted	62,678,130	58,257,191

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020

(Unaudited)

(In thousands, except share data)

					Accumulated
					other
	Ordinary shares		Additional	Accumulated	comprehensive
	Shares	Amount	paid in capital	deficit	loss	Total
Balance at January 1, 2020	51,845,742	518	$489,440	$(373,021)	$(2,229)	$114,708
Net loss	—	—	—	(3,083)	—	(3,083)
Share compensation	181,966	2	1,107	—	—	1,109
Payments for taxes related to the net share settlement of equity awards	—	—	(616)	—	—	(616)
Proceeds from issuance of ordinary shares, net of offering costs	6,900,000	69	31,720	—	—	31,789
Repurchase of ordinary shares	(29,000)	—	(167)	—	—	(167)
Balance at March 31, 2020	58,898,708	589	$521,484	$(376,104)	$(2,229)	$143,740

Balance at January 1, 2021	62,545,832	625	$548,070	$(452,610)	$(2,229)	$93,856
Net loss	—	—	—	(9,612)	—	(9,612)
Share compensation	173,299	2	1,309	—	—	1,311
Payments for taxes related to the net share settlement of equity awards	—	—	(358)	—	—	(358)
Balance at March 31, 2021	62,719,131	627	$549,021	$(462,222)	$(2,229)	$85,197

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,612)	$(3,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,986	5,562
Share compensation	1,177	1,107
Deferred income tax benefit	83	829
Gain on sale of product rights, net	(5,636)	—
Loss on sale of fixed and leased assets	(3)	(3)
Bad debt provision	5	29
Amortization of deferred financing and loan origination fees	277	333
Change in operating assets and liabilities:
Trade accounts receivable, net	3,817	11,242
Inventories, net	655	769
Prepaid expenses and other current assets	1,398	891
Other non-current assets	—	(18)
Trade accounts payable	(2,246)	289
Accrued and other current liabilities	(5,387)	(18,011)
Net cash used in operating activities	(11,486)	(64)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed and leased assets	3	4
Payments on disposal of leased assets	—	(1)
Proceeds from product rights disposal	7,300	—
Purchase of property, plant and equipment	(422)	(949)
Net cash provided by (used in) investing activities	6,881	(946)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(16)	(33)
Proceeds from public offering, net of issuance costs	—	31,791
Proceeds from purchases of stock under ESPP	138	—
Repurchases of ordinary shares	—	(167)
Payments for taxes related to net share settlement of equity awards	(358)	(616)
Net cash provided by (used in) financing activities	(236)	30,975
Net change in cash and cash equivalents	(4,841)	29,965
Cash and cash equivalents, beginning of period	114,053	95,865
Cash and cash equivalents, end of period	$109,212	$125,830
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$2,706	$5,375
Cash paid for taxes	$258	$474

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Nature of Operations

Osmotica Pharmaceuticals plc, an Irish public limited company, together with its subsidiaries, is a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations. The Company generates revenues across an existing portfolio of promoted specialty neurology and women’s health products, as well as non-promoted products, many of which are primarily complex formulations of generic drugs.

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

Until the Reorganization, Osmotica Pharmaceuticals plc did not conduct any operations (other than activities incidental to its formation, the Reorganization and the pursuit of an IPO). Upon the completion of the Reorganization, the historical consolidated financial statements of Osmotica Holdings S.C.Sp. became the historical financial statements of Osmotica Pharmaceuticals plc. Accordingly, the accompanying unaudited condensed consolidated financial information as of and for the three months ended March 31, 2021 included herein reflect the financial information of Osmotica Holdings S.C.Sp.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Going Concern Evaluation

The Company devotes significant financial resources to the manufacture, marketing and commercialization of its approved products, and support of its research and development efforts. The Company’s future operating performance depends on many assumptions, including assumptions with respect to product sales and expenses, commercialization costs, research and development expenses as well as other factors. These assumptions may prove to be wrong or other factors may adversely affect the Company’s operating results. As a result, the Company’s operating results may fluctuate significantly quarter to quarter or year to year. The Company expects its near term levels of profitability to be negatively affected by price competition on its generic products, and increased expenses associated with new product launches. As a result, it is possible the Company would not be able to comply with financial covenants in its credit agreement or generate sufficient cash to service its debt obligations.

The Company is currently undertaking a comprehensive review of strategic options to maximize shareholder value. The options under consideration include divestitures of non-strategic assets and refinancing. In the event the Company is unable to generate sufficient proceeds from these strategic options such that it can reduce, retire or refinance its existing debt, the Company believes it has sufficient plans to effectively manage its expenses and avail itself of cure provisions provided for in its credit agreement, in order to maintain compliance with its debt covenants therein. The use of the cure provisions would result in utilization cash to pay down the debt balance.

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

Based on the current facts and circumstances, including the availability of the cure provisions provided for in the credit agreement, which would result in utilizing cash to prepay debt, and the Company’s ability to implement spending reductions and program deferrals, the Company believes it is probable that it can effectively manage its spending to improve profitability in order to maintain compliance with the debt covenants and other obligations in its credit agreement for at least the next 12 months, even if the strategic review does not generate sufficient proceeds to reduce, retire or refinance our existing debt. As a result, the Company has concluded that, after consideration of management’s plans it has sufficient liquidity to meet its obligations within one year after the issuance date of its Consolidated Financial Statements, and it does not have substantial doubt about its ability to continue as a going concern.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2021 or any period thereafter. The accompanying Condensed Consolidated Balance Sheet data as of December 31, 2020 was derived from the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020.

Basic and Diluted Loss per Share—Basic and diluted net loss per share is determined by dividing net loss by the weighted average ordinary shares outstanding during the period. For all periods presented with a net loss, the shares underlying the ordinary share options and time and performance-based restricted stock units have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive as of March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Performance and restricted stock units	2,545,483	1,165,364
Options to purchase ordinary shares	2,864,016	3,046,086
Shares to be purchased through employee stock purchase plan	28,227	—

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

Recently Adopted Accounting Standards

The Company has adopted Accounting Standards Update 2019-12, Income Taxes ( Topic 740), simplifying the Accounting for Income Taxes . The amendments are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The amendments, among other things, simplified accounting for income taxes by requiring the Company to recognize franchise taxes that are partially based on income as an income tax. The amendments had an immaterial effect on the Company’s financial statements.

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

The following table disaggregates revenue from contracts with customers by pharmaceutical products (dollars in thousands):

	Three Months Ended March 31,
Pharmaceutical Product	2021	2020
Venlafaxine ER (VERT)	$2,511	$14,118
Methylphenidate ER	5,823	8,396
Divigel	6,505	7,581
Nitrofurantoin	1,300	4,608
Lorzone	45	2,428
OB Complete	840	1,877
Other	5,505	8,300
Net product sales	22,529	47,308
Royalty revenue	1,123	869
License and contract revenue	228	472
Total revenues	$23,880	$48,649

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had an immaterial amount of deferred revenue as of March 31, 2021. The Company has elected to apply the exemption under

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

paragraph 606-10-50-14(a) related to remaining performance obligations as all open purchase orders are expected to be satisfied with a period of one year from the date of the purchase order.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of March 31, 2021. The Company has no costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Trade accounts receivable, net consisted of the following (dollars in thousands):

	March 31,	December 31,
	2021	2020
Gross trade accounts receivable
Trade accounts receivable	$26,898	$38,546
Royalty accounts receivable	1,190	1,267
Other receivable	5,864	4,639
Less reserves for:
Chargebacks	(8,015)	(9,921)
Commercial rebates	(2,731)	(7,344)
Discounts and allowances	(609)	(775)
Allowance for credit losses	(5)	—
Total trade accounts receivable, net	$22,592	$26,412

The Company recorded the following adjustments to gross product sales (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Gross product sales	$53,038	$109,030
Less provisions for:
Chargebacks	(20,394)	(50,173)
Government and managed care rebates	(3,426)	(4,846)
Commercial rebates	(4,236)	(3,220)
Product returns	(923)	(309)
Discounts and allowances	(1,122)	(2,380)
Advertising and promotions	(408)	(794)
Net product sales	$22,529	$47,308

The activity in the Company’s allowance for customer deductions against trade accounts receivable was as follows (dollars in thousands):

			Discounts
		Commercial	and	Credit
	Chargebacks	Rebates	Allowances	Losses	Total
Balance at January 1, 2020	$14,624	$13,579	$1,591	$138	$29,932
Provision	122,592	22,488	7,003	6	152,089
Charges processed	(127,295)	(28,723)	(7,819)	(144)	(163,981)
Balance at December 31, 2020	$9,921	$7,344	$775	$—	$18,040
Provision	20,394	4,236	1,122	5	25,757
Charges processed	(22,300)	(8,849)	(1,288)	—	(32,437)
Balance at March 31, 2021	$8,015	$2,731	$609	$5	$11,360

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The activity in the Company’s accrued liabilities for customer deductions by account was as follows (dollars in thousands):

		Government and
	Product	Managed Care
	Returns	Rebates	Total
Balance at January 1, 2020	$33,457	$4,867	$38,324
Provision	2,825	18,211	21,036
Charges processed	(14,256)	(19,633)	(33,889)
Balance at December 31, 2020	$22,026	$3,445	$25,471
Provision	923	3,426	4,349
Charges processed	(3,246)	(3,802)	(7,048)
Balance at March 31, 2021	$19,703	$3,069	$22,772

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

Note 5. Inventories

The components of inventories, net of allowances, were as follows (dollars in thousands):

	March 31,	December 31,
	2021	2020
Finished goods	$12,787	$13,352
Work in process	1,293	618
Raw materials and supplies	2,870	3,964
	$16,950	$17,934

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. The activity in the allowance for excess, obsolete, and net realizable value inventory account was as follows (dollars in thousands):

	March 31,	December 31,
	2021	2020
Balance at beginning of period	$926	$1,069
Provision	1,298	1,001
Charges processed	(528)	(1,144)
Balance at end of period	$1,696	$926

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6. Goodwill and Other Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. Goodwill is net of accumulated impairment charges of $86.3 million at March 31, 2021 and December 31, 2020. There were no events or circumstances requiring the Company to test for impairment of goodwill during the quarter ended March 31, 2021. The following table sets forth the carrying value of goodwill as of March 31, 2021 and December 31, 2020.

Goodwill
January 1, 2020	$100,855
Impairments	—
December 31, 2020	$100,855
Impairments	—
March 31, 2021	$100,855

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period for those assets that were not already fully amortized (dollars in thousands):

	March 31, 2021
					Weighted
					Average
					Remaining
	Gross			Net	Amortization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
Distribution Rights	$24,253	$(24,041)	$—	$212	0.5
Product Rights	183,028	(166,553)	—	16,475	1.8
Tradenames	13,485	(3,918)	—	9,567	13.7
Developed Technology	38,193	(36,413)	—	1,780	8.3
IPR&D	35,090	—	—	35,090	Indefinite Lived
	$294,049	$(230,925)	$—	$63,124

The table above is inclusive of a gross carrying amount of $85.9 million and $62.1 million of accumulated amortization for assets that have been fully impaired as of March 31, 2021.

	December 31, 2020
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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The table above is inclusive of a gross carrying amount of $85.9 million and $62.1 million of accumulated amortization for assets that have been fully impaired as of December 31, 2020.

Changes in the net carrying amount of intangible assets were as follows (dollars in thousands):

	Distribution	Product		Developed
	Rights	Rights	Tradenames	Technology	IPR&D	Total
January 1, 2020	$11,423	$50,219	$10,450	$17,894	$64,000	$153,986
Amortization	(1,602)	(11,988)	(706)	(1,749)	—	(16,045)
Impairments	(9,461)	(19,539)	—	(14,273)	(28,910)	(72,183)
December 31, 2020	$360	$18,692	$9,744	$1,872	$35,090	$65,758
Amortization	(148)	(2,217)	(177)	(92)	—	(2,634)
Impairments	—	—	—	—	—	—
March 31, 2021	$212	$16,475	$9,567	$1,780	$35,090	$63,124

Amortization expense of $2.6 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively, was recorded as cost of goods sold. The amortization expense of acquired intangible assets for each of the following periods are expected to be as follows (dollars in thousands):

Amortization
Years ending December 31	Expense
Remainder of 2021	$7,560
2022	5,625
2023	4,739
2024	2,790
2025	1,074
Thereafter	6,246
Total	$28,034

Note 7. Accrued Liabilities

Accrued liabilities consist of the following (dollars in thousands):

	March 31,	December 31,
	2021	2020
Accrued product returns	$19,703	$22,026
Accrued royalties	2,276	2,246
Accrued compensation	5,032	8,022
Accrued government and managed care rebates	3,069	3,445
Accrued research and development	476	1,000
Accrued expenses and other liabilities	11,999	10,578
Customer coupons	165	200
Total	$42,720	$47,517

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8. Financing Arrangements

The composition of the Company’s debt and financing obligations is as follows (dollars in thousands):

	March 31,	December 31,
	2021	2020
CIT Bank, N.A. Term Loan due December 21, 2022, net of deferred financing costs of $1.6 million and $1.8 million as of March 31, 2021 and December 31, 2020, respectively	$219,755	$219,525
Total debt	219,755	219,525
Less: current portion	—	—
Long-term debt	$219,755	$219,525

Term Loan

As of March 31, 2021, the interest rate was 4.75% for the Company’s Term A Loan and 5.25% for the Term B Loan. As of December 31, 2020, the interest rate was 4.75% for the Term A Loan and 5.25% for the Term B Loan. The Company was in compliance with all covenants of the Term Loan Agreement as of March 31, 2021.

Revolving Facility

As of March 31, 2021 there were no amounts drawn under the $50 million Revolving Facility with CIT Bank, N.A.

Note 9. Concentrations and Credit Risk

In the three months ended March 31, 2021 and 2020, a significant portion of the Company’s gross product sales reported were through three customers, and a significant portion of the Company’s accounts receivable as of March 31, 2021 and December 31, 2020 were due from these customers as well. The following table sets forth the percentage of the Company’s gross sales and accounts receivable attributable to these customers for the periods indicated:

	Gross Product Sales
	Three Months Ended
	March 31,
	2021	2020
Amerisource Bergen	29%	31%
Cardinal Health	17%	22%
McKesson	47%	43%
Combined Total	93%	96%

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Gross Account
	Receivables
	March 31,	December 31,
	2021	2020
Amerisource Bergen	25%	21%
Cardinal Health	20%	20%
McKesson	49%	52%
Combined Total	94%	93%

Purchasing

For the three months ended March 31, 2021 and 2020, one supplier accounted for approximately 86% and 65%, respectively, of the Company’s purchases of raw materials for products that are manufactured by the Company. Company for both periods.

The Company purchases various Active Pharmaceutical Ingredient, (“API”) of finished products at contractual minimum levels through agreements with third parties. Individually, none of these agreements are material to the Company, therefore, the Company does not believe that any of the purchase obligations represent levels above the normal course of business as of March 31, 2021.

Note 10. Incentive Plans

The Company recognized share-based compensation expense of $1.2 million and $1.0 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards, amounted to $11.1 million. During the three months ended on March 31, 2021 and 2020, There were 69,000 grants of restricted stock units, during the three months ended on March 31, 2021, and no such grants in the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, shares vested were 214,231 and 237,163, respectively. As of March 31, 2021 there were 2,545,483 restricted units, including performance stock units outstanding and the weighted-average remaining requisite service period of the non-vested stock options was 1.08 years and for non-vested restricted stock units, including performance stock units, was 2.73 years.

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Supply Agreement Obligations

The Company is engaged in various supply agreements with third parties which obligate the Company to purchase various API or finished products at contractual minimum levels. None of these agreements are individually or in the aggregate material to the Company. Further, the Company does not believe that any of the purchase obligations represent levels above that of normal business demands as of March 31, 2021.

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

On February 16, 2018, the Company received FDA approval for its amantadine extended release tablets under the trade name Osmolex ER. On that same date the Company filed in the Federal District Court for the District of Delaware a Complaint for Declaratory Judgment of Noninfringement of certain patents owned by Adamas Pharmaceuticals, Inc. (Osmotica Pharmaceutical US LLC and Vertical Pharmaceuticals, LLC vs. Adamas Pharmaceuticals, Inc. and Adamas Pharma, LLC). Adamas was served with the Complaint on February 21, 2018. Adamas filed an answer on April 13, 2018 denying the allegations in the Complaint and reserving the ability to raise counterclaims as the litigation progresses. On September 20, 2018, Adamas filed an amended answer to the Company’s Complaint for Declaratory Judgment of Noninfringement, with counterclaims alleging infringement of certain patents included in the Company’s Complaint and requesting that the court grant Adamas damages, injunctive relief and attorneys’ fees. On December 2, 2020, we entered into an agreement to settle the litigation with Adamas. Under the terms of the agreement, both parties agreed to drop their respective claims relating to the patent litigation, and Adamas agreed to acquire the global rights to Osmolex ER from the Company for $7.5 million. The sale of the global rights to Osmolex ER closed in January 2021 at which time the related gain was recorded. The sale of the global rights to Osmolex ER closed in January 2021 and a gain of $5.6 million was recorded in the condensed consolidated statements of operations and comprehensive loss under gain on sale of product rights, net.

Additionally, in connection with the settlement and the sale of the global rights to Osmolex ER, the parties entered into a supply agreement pursuant to which the Company agreed to supply Adamas with amantadine extended release tablets for a six-year term, subject to possible two-year extensions and customary closing conditions at market rates.

On April 30, 2019, the Company was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints named the Company, certain of the Company’s directors and officers and the underwriters of the Company’s initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for the Company’s initial public offering of ordinary shares. On July 22, 2019, the plaintiffs filed an amended complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. The parties participated in a mediation and reached an agreement in principle to settle the litigation on December 15, 2020. The agreement in principle calls for a payment by the Company of $5.25 million (a portion of which we expect would be covered by applicable insurance of approximately $2.6 million recorded in the condensed consolidated balance sheets under trade accounts receivable, net) and would fully resolve all claims asserted in the litigation against all defendants named in the

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

litigation, including the Company. No party would admit any wrongdoing as part of the proposed settlement, which was reached to avoid the further cost and distraction of litigation. The agreement in principle contemplates the negotiation and execution of a final settlement agreement. The settlement is also subject to preliminary approval by the Superior Court of New Jersey, notice to the putative class, and subsequent final approval by the Superior Court of New Jersey.

Note 12. Income Taxes

During the three months ended March 31, 2021, the Company recognized an income tax expense of $0.5 million on $9.1 million of loss before income tax, compared to $1.0 million of income tax expense on $2.1 million of loss before income tax during the comparable 2020 period.

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

Valuation Allowance

Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if the realization of such assets is more likely than not. In assessing the need for a valuation allowance in the three months ended March 31, 2021, the Company considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies.

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

Note 13. Related Parties

On August 22, 2018, the Company entered into a Master Service Agreement with United Biosource, LLC or (“UBC”), an Avista Capital Partners portfolio company, for prescription processing and patient access services. In November 2018, the Company and UBC entered into a Statement of Work for services valued at approximately $2.4 million. During 2019, the Company amended the initial Statement of Work to add approximately $275,000 of additional services for 2019. On January 1, 2020, the Company entered into an additional Statement of Work for services during 2020

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

valued at approximately $1.7 million. The Company had no accrued liabilities related to this agreement as of March 31, 2021 and had recognized no related expense for the three months ended March 31, 2021.

Note 14. Shareholders’ Equity

Ordinary Share Repurchase Program

In September 2019, the Company’s Board of Directors authorized the repurchase of up to 5,251,892 ordinary shares pursuant to a share repurchase program. Purchases under the ordinary share repurchase program can be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including the price and business and market conditions. The Company expects to retire ordinary shares acquired under the repurchase program. In the three months ended March 31, 2021, the Company did not repurchase ordinary shares.

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

The Company accounts for employee stock purchases made under its ESPP using the estimate grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized less than $0.1 million of compensation expense for the three months ended March 31, 2021. The Company values ESPP shares using the Black-Scholes model.

As of March 31, 2021, there was less than $0.1 million of unrecognized ordinary share compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.50 years. On January 5, 2021, the Company issued 39,321 ordinary shares to the employees who participated in the ESPP during the offering period ended December 31, 2020.

2020 Equity Offering

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

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15. Subsequent Events

On April 19, 2021, we were served with a complaint in an action entitled United States ex rel. Lupinetti, et al. v. Exeltis USA, Inc., et al., Northern District of Illinois, No. 1:19-cv-00825.  The complaint named us and four other pharmaceutical manufacturers as defendants in a suit alleging violations of the federal False Claims Act and state corollary statutory schemes related to the labelling, marketing, and reimbursement of several prenatal vitamins. The United States government declined to intervene in the action and the plaintiff has chosen to proceed with the litigation as a qui tam relator on behalf of the federal government and 29 individual states seeking monetary damages, statutory civil penalties, and costs and fees. We are reviewing the allegations in the complaint and have retained outside counsel to defend us against the claims.

In July 2020, we announced that we entered into an exclusive license agreement with Santen Pharmaceutical Co., Ltd, or Santen, covering the development, registration, and commercialization rights in Japan, China, and other Asian countries as well as EMEA countries to RVL-1201, or Upneeq. Santen is responsible for further development of RVL-1201 as well as regulatory approvals and commercialization of RVL-1201 in the licensed territories. Under the terms of the license agreement with Santen, we are entitled to receive a $10 million milestone following the acceptance by the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA, of Santen’s proposed development plan for RVL-1201 which was discussed with PMDA earlier this year. On May 11, 2021, we received confirmation from Santen that they had a successful meeting with the PMDA triggering the $10 million milestone which will be paid, per the terms of the license agreement, by June 9, 2021.

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

Overview

We are a fully integrated biopharmaceutical company focused on the development and commercialization of specialty products that target markets with underserved patient populations. In the three months ended March 31, 2021, we generated total revenues across our existing portfolio of promoted specialty ophthalmology, neurology and women’s health products, and other non-promoted products, many of which are complex formulations of generic drugs. In 2018, we received regulatory approval from the FDA for Osmolex ER (amantadine extended-release tablets) for the treatment of Parkinson’s disease and drug-induced extrapyramidal reactions, which are involuntary muscle movements caused by certain medications, in adults. We completed the launch of Osmolex ER in January 2019, and in January 2021, we completed the sale of the product. In July 2020, we received regulatory approval from the FDA for RVL-1201, or Upneeq, (oxymetazoline hydrocholoride ophthalmic solution, 0.1%), for the treatment of acquired blepharoptosis, or droopy eyelid, in adults. We launched Upneeq in September 2020 to a limited number of eye care professionals.

We are focused on continuing the transition of our business to a specialty pharmaceutical company focused on proprietary products primarily in the eye care and neuroscience areas.

Our core competencies span drug development, manufacturing and commercialization. Our sales representatives are fully engaged in the launch and in-person promotion of Upneeq, while we continue to maintain non-personal promotional efforts for certain other products in our portfolio, including M-72 in specialty neurology, OB Complete, our family of prescription prenatal dietary supplements, and Divigel (estradiol gel, 0.1%) in women’s health. As of March 31, 2021, our commercial portfolio of promoted and non-promoted products consists of approximately 35 products. Certain of our key products, particularly those that incorporate our proprietary Osmodex drug delivery system, are or are expected to be manufactured in our Marietta, Georgia facility. Some of our products benefit from intellectual property protection, formulation and manufacturing complexities, data exclusivity, as well as U.S. Drug Enforcement Administration, or DEA, regulation and quotas for API.

Many of our generic products compete in markets where barriers to entry are lower than markets in which certain of our promoted products compete. Generic products generally contribute most significantly to revenues and gross margins at the time of launch or in periods where no other or a limited number of competing products have been approved and launched. In the U.S., the consolidation of buyers in recent years has increased competitive pressures on the industry as a whole. As such, the timing of new product launches can have a significant impact on a company’s financial results. The entrance into the market of additional competition can have a negative impact on the pricing and volume of the affected products which are outside of our control. In particular, methylphenidate ER tablets, venlafaxine ER tablets, or VERT, and Lorzone have experienced, and are expected to continue to experience, significant pricing and market erosion due to additional competition from other generic pharmaceutical companies. This generic pricing erosion has resulted in, and is expected to continue to result in, lower net sales, revenue and profitability from methylphenidate ER tablets, VERT and Lorzone for the remainder of 2021, and this erosion is expected to continue in subsequent years.

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

On November 10, 2020, we and our board of directors announced that we were undertaking a comprehensive review of strategic options to maximize shareholder value. The options currently under consideration include divestitures of non-strategic assets.

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

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in our annual report on Form 10-K.

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

Net product sales—Our revenues consist primarily of our promoted products, principally Divigel and the OB Complete family of prescription prenatal dietary supplements, M-72, Lorzone, and our other non-promoted products. We ship our products to our customers pursuant to purchase orders, which in certain cases are pursuant to a master agreement with that customer, and we invoice the customer upon shipment. For these sales we recognize revenue when control has transferred to the customer, which is typically on delivery to the customer. The amount of revenue we recognize is equal to the selling price, adjusted for any variable consideration, which includes estimated chargebacks, commercial rebates, discounts and allowances at the time revenues are recognized.

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

Licensing and contract revenue—We have arrangements with commercial partners that allow for the purchase of product from us by the commercial partners for the purpose of sub-distribution. Licensing revenue is recognized when the performance obligation identified in the arrangement is completed. Variable considerations, such as returns on product sales, government program rebates, price adjustments and prompt pay discounts associated with licensing revenue, are generally the responsibility of our commercial partners.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel expenses, including salaries and benefits for employees in executive, sales, marketing, finance, accounting, business development, legal and human resource functions. General and administrative expenses also include corporate facility costs, including rent, utilities, insurance, legal fees related to corporate matters, share based compensation and fees for accounting and other consulting services. We expect to continue to incur additional general and administrative expenses as a public company, including costs associated with the preparation of our SEC filings, increased legal and accounting costs, investor relations costs and, incremental director and officer liability insurance costs, as well as costs related to compliance with the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

Financial Operations Overview

The following table presents revenues and expenses for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Net product sales	$22,529	$47,308	(52)%
Royalty revenue	1,123	869	29%
Licensing and contract revenue	228	472	(52)%
Total revenues	23,880	48,649	(51)%
Cost of goods sold (inclusive of amortization of intangibles)	13,490	20,590	(34)%
Gross profit	10,390	28,059	(63)%
Gross profit percentage	44%	58%
Selling, general and administrative expenses	18,922	21,176	(11)%
Research and development expenses	3,310	5,688	(42)%
Total operating expenses	22,232	26,864	(17)%
Sales of product rights, net	5,636	—	NM
Operating (loss) income	(6,206)	1,195	(619)
Interest expense and amortization of debt discount	2,960	4,064	(27)%
Other non-operating gain	(87)	(746)	(88)%
Total other non-operating expense	2,873	3,318	(13)%
Loss before income taxes	(9,079)	(2,123)	328%
Income tax expense	533	960	(44)%
Net loss	$(9,612)	(3,083)	212%

NM-Not Meaningful

Revenue

The following table presents total revenues for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Venlafaxine ER (VERT)	$2,511	$14,118	(82)%
Methylphenidate ER	5,823	8,396	(31)%
Divigel	6,505	7,581	(14)%
Nitrofurantoin	1,300	4,608	(72)%
Lorzone	45	2,428	(98)%
OB Complete	840	1,877	(55)%
Other	5,505	8,300	(34)%
Net product sales	22,529	47,308	(52)%
Royalty revenue	1,123	869	29%
Licensing and contract revenue	228	472	(52)%
Total revenues	$23,880	$48,649	(51)%

Total Revenues - Total revenues decreased by $24.8 million to $23.9 million for the three months ended March 31, 2021, as compared to $48.6 million for the three months ended March 31, 2020 primarily due to a decrease in net product sales.

Net Product Sales - Net product sales decreased by $24.8 million to $22.5 million for the three months ended March 31, 2021, as compared to $47.3 million for the three months ended March 31, 2020. Approximately $8.8 million of this decrease is attributable to lower realized net prices, and $16.0 million was due to lower volumes of products sold. Net sales of VERT and methylphenidate ER (including M-72) decreased 82% and 31%, respectively, reflecting additional generic competition resulting in lower volumes and net realized selling prices. Product sales of Lorzone decreased by $2.4 million to less than $0.1 million for the three months ended March 31, 2021, as compared to $2.4 million for the three months ended March 31, 2020, reflecting lower sales volumes due to the launches of generic competitors in late 2019 and 2020 and the transition of sales to our authorized generic product which accounts for substantially all the volume of Lorzone sold during the quarter. We expect that additional competition for methylphenidate ER and VERT and Lorzone from current competitors, as well as additional generic product approvals and launches in the future, if any, will continue to negatively affect our sales of these products during the remainder of 2021 and in future years. VERT sales were favorably impacted by $1.4 million in the aggregate due to adjustments related to product returns during the three months ended March 31, 2021 based on actual experience. There can be no assurance that actual product returns experience and other adjustments will continue to favorably impact net sales in 2021 or in future periods.

Sales of Divigel decreased approximately 14% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 driven primarily by lower volumes of product sold during the quarter due to a reduction of promotional resources beginning in the second quarter of 2020. Product sales of nitrofurantoin decreased to $1.3 million for the three months ended March 31, 2021 compared to $4.6 million for the three months ended March 31, 2020 primarily due the entry of additional competitor in 2020 affecting both pricing and volumes of products sold. Product sales of OB Complete decreased by $1.0 million to $0.8 million, for the three months ended March 31, 2021 compared to $1.9 million for the three months ended March 31, 2020 due to lower sales volumes and realized net pricing. Other sales decreased $2.8 million largely due to additional competition on these non-promoted products, partially offset by sales of Upneeq, which was launched in September, 2020.

Royalty Revenue - Royalty revenue increased by $0.3 million for the three months ended March 31, 2021, relative to the three months ended March 31, 2020, reflecting higher sales of licensed products by our license partner.

Licensing and Contract Revenue - Licensing and contract revenue decreased $0.3 million during the three months ended March 31, 2021.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020	% Change
Amortization of intangible assets	$2,634	$4,363	(40)%
Depreciation expense	692	634	9%
Royalty expense	1,681	3,042	(45)%
Other cost of goods sold	8,483	12,551	(32)%
Total cost of goods sold	$13,490	$20,590	(34)%

Total cost of goods sold decreased $7.1 million in the three months ended March 31, 2021 to $13.5 million as compared to $20.6 million for the three months ended March 31, 2020. The decrease was primarily driven by a decrease in amortization of intangible assets largely due to lower amortization of VERT and methylphenidate ER, lower royalty expenses and lower samples and regulatory fees, partially offset by higher production costs and inventory reserves.

Gross profit percentage decreased to 44% for the three months ended March 31, 2021 compared to 58% in the same period in 2020. Excluding amortization and depreciation, our gross profit percentage decreased to 57% as compared to 68% for each of the three months ended March 31, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.3 million during the three months ended March 31, 2021 to $18.9 million as compared to $21.2 million in the three months ended March 31, 2020. The decrease in our selling, general and administrative expenses reflects salesforce reductions in the three months ended March 31, 2020, offset by higher marketing expenses related to Upneeq.

Research and Development

Research and development expenses decreased by $2.4 million in the three months ended March 31, 2021 to $3.3 million as compared to $5.7 million in the three months ended March 31, 2020. The decrease primarily reflects lower spending on arbaclofen ER, Upneeq and other R&D projects with lower headcount related expenses during the quarter.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Arbaclofen ER	384	1,083	(65)%
RVL-1201	197	1,093	(82)%
Other	2,729	3,512	(22)%
Total	$3,310	$5,688	(42)%

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $1.1 million in the three months ended March 31, 2021 to $3.0 million as compared to $4.1 million in the three months ended March 31, 2020. The decrease reflects lower interest rates and prepayment of debt during 2020.

Income Tax Benefit (Expense)

During the three months ended March 31, 2021, we recognized income tax expense of $0.5 million on $9.1 million of loss before income tax, compared to $1.0 million of income tax expense on $2.1 million of loss before income tax during the comparable 2020 period.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, cash generated from operations and amounts available to be drawn under our Revolving Credit Facility, or Revolver. Our primary uses of cash are to fund operating expenses, product development costs, capital expenditures, debt service payments, as well as strategic business and product acquisitions.

As of March 31, 2021, we had cash and cash equivalents of $109.2 million and borrowing availability under the Revolver of $50.0 million. We also had $219.8 million aggregate principal amount borrowed under our term loans.

As of March 31, 2021, the interest rate was 4.75% and 5.25% for our Term A Loan and Term B Loan, respectively. As of March 31, 2020, the interest rate was 4.82% and 5.32% for our Term A Loan and Term B Loan, respectively.

At March 31, 2021, we had $50 million available under the revolver, and there were no outstanding borrowings or outstanding letters of credit under the Revolver.

On January 13, 2020 we completed an equity offering and allotted 6.9 million ordinary shares at a public offering price of $5.00 per share. The number of shares issued in this offering reflected the exercise in full of the underwriters option to purchase 900,000 ordinary shares. The aggregate proceeds from the follow-on offering were approximately $31.8 million after deducting underwriting discounts and commissions and offering expenses. Proceeds from the offering were used for working capital and general corporate purposes.

On July 16, 2020 we completed a follow-on equity offering and allotted 5.0 million ordinary shares. The aggregate proceeds from the follow-on offering were approximately $30.4 million after deducting offering expenses. Proceeds from the offering will be used for working capital and general corporate purposes.

Our non-promoted products, including methylphenidate ER, and VERT, compete in generic markets for which competition has eroded, and will continue to erode, profitability over time. During the year ended December 31, 2020, there were two launches of generic VERT, and as of March 31, 2020 there were six approved AB rated generic forms of Lorzone. Additionally, there was an additional approval of competing dosage strengths of VERT during 2020 which launched in early 2021. As a result, we have experienced, and anticipate that we will continue to experience, price and volume erosion negatively affecting profitability of these products and possibly others in 2021 and future years.

Our future operating performance and the adequacy of our cash resources depends on many assumptions, including assumptions with respect to product sales and expenses, commercialization costs, research and development expenses as well as other factors. These assumptions may prove to be wrong or other factors may adversely affect our operating results. As a result, our operating results may fluctuate significantly quarter to quarter or year to year. We expect our near term levels of profitability and cash flow to be negatively affected by price competition on our generic products, and increased expenses associated with new product launches. As a result, it is possible that we would not be able to comply with financial covenants in our credit agreement or generate sufficient cash to service our debt obligations. This could, among other things, force us to raise additional funds or force us to reduce our expenses through cost cutting measures either of which could have a material adverse affect on our business.

We are currently undertaking a comprehensive review of strategic options to maximize shareholder value. The options under consideration include divestitures of non-strategic assets and refinancing. In the event we are unable to generate sufficient proceeds from these strategic options such that we can reduce, retire or refinance its existing debt, we believe we have sufficient plans to effectively manage our expenses and avail ourself of cure provisions provided for in our credit agreement in order to maintain compliance with its debt covenants therein. The use of the cure provisions would result in the utilization cash to prepay debt.

A significant portion of our expense base is discretionary and we have the ability to reduce or defer spending to reduce expenses and improve profitability and cash flow to maintain compliance with our debt covenants. This could include, among other things, significant reductions in our general and administrative expenses, research and development expenses, including deferral of clinical trial programs, and deferrals of certain promotional and capital spending programs which could negatively impact our revenue growth and plans. We have previously demonstrated an ability to implement various cost reduction initiatives. During the third quarter of 2019 and continuing into 2020, the Company reduced our field force by an aggregate of 90 positions, generating annualized savings of approximately $10 million, and took measures to realign our operating infrastructure to prepare for the launch of Upneeq and implemented other cost-savings measures to reduce our expenses.

Based on the current facts and circumstances, including the availability of the cure provisions provided for in the credit agreement, which will result in utilizing cash to prepay debt, and our ability to implement spending reductions and program deferrals, we believe it is probable that we can effectively manage our spending to improve profitability in order to maintain compliance with the debt covenants and other obligations in our credit agreement for at least the next 12 months, even if the strategic review does not result in a transaction generating sufficient proceeds to reduce, retire or refinance our existing debt. As a result, we have concluded that, after consideration of management’s plans our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for the next 12 months.

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

Cash Flows

The following table provides information regarding our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Net cash used in operating activities	$(11,486)	$(64)	$(11,422)
Net cash provided by (used in) investing activities	6,881	(946)	7,827
Net cash provided by (used in) financing activities	(236)	30,975	(31,211)
Net increase in cash and cash equivalents	$(4,841)	$29,965	$(34,806)

Net cash used in operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash used in operating activities was $11.5 million for the three months ended March 31, 2021, and net cash provided by operating activities was less than $0.1 million for the three months ended March 31, 2020.

The additional cash used in operating activities for the three months ended March 31, 2021, was primarily as a result of lower net income after considering non-cash adjustments, partially offset by lower cash used in working capital assets and liabilities as compared to the three months ended March 31, 2020.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $6.9 million during the three months ended March 31, 2021 as compared to cash used in investing activities of $0.9 million during the three months ended March 31, 2020. The change reflected proceeds of $7.3 million from the sale of Osmolex product rights in January 2021, and lower purchases of property, plant and equipment during the three months ended March 31, 2021.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $0.2 million as compared to net cash provided by financing activities of $31.0 million during the three months ended March 31, 2021 and 2020, respectively. The change largely reflects net proceeds raised from equity offerings in January, 2020.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in our contractual obligations during the three months ended March 31, 2021 from those as of December 31, 2020 as set forth in our filed Annual Report on Form 10-K. We believe the aggregate amount of potential future milestone payments are currently immaterial to our financial statements.

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

Where available, we have relied on information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to days of sales outstanding, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we have evaluated market conditions for products primarily through the analysis of wholesaler and other third party sell-through, as well as internally-generated information, to assess factors that could impact expected product demand at March 31, 2021. We believe that the estimated level of inventory held by our customers is within a reasonable range as compared to both: (i) historical amounts and (ii) expected demand for each respective product at March 31, 2021.

If the assumptions we use to calculate our allowances for sales deductions do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.

The following table presents the activity and ending balances for our product sales provisions for the three months ended March 31, 2021 (in thousands):

			Government		Discounts
		Commercial	and Managed	Product	and
	Chargebacks	Rebates	Care Rebates	Returns	Allowances	Total
Balance at January 1, 2020	$14,624	$13,579	$4,867	$33,457	$1,591	$68,118
Provision	122,592	22,488	18,211	2,825	7,003	173,119
Charges processed	(127,295)	(28,723)	(19,633)	(14,256)	(7,819)	(197,726)
Balance at December 31, 2020	$9,921	$7,344	$3,445	$22,026	$775	$43,511
Provision	20,394	4,236	3,426	923	1,122	30,101
Charges processed	(22,300)	(8,849)	(3,802)	(3,246)	(1,288)	(39,485)
Balance March 31, 2021	$8,015	$2,731	$3,069	$19,703	$609	$34,127

Total items deducted from gross product sales were $30.1 million (excluding $0.4 million in provisions for advertising and promotion), or 56.8% as a percentage of gross product sales during the three months ended March 31, 2021. As gross product sales have declined due to recent decreases in selling prices, sales deductions as a percentage of gross product sales are correspondingly less.

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

Chargebacks were $20.4 million, or 38.5% as a percentage of gross product sales for the three months ended March 31, 2021. We expect that chargebacks will continue to significantly impact our reported net product sales.

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

Commercial rebates were $4.2 million, or 8.0% as a percentage of gross product sales for the three months ended March 31, 2021. We expect that commercial rebates will continue to significantly impact our reported net sales.

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

Government and managed care rebates were $3.4 million, or 6.5% as a percentage of gross product sales for the three months ended March 31, 2021.

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

Product returns were $0.9 million, or 1.88% as a percentage of gross product sales for the three months ended March 31, 2021.

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

Advertising and promotions were $0.4 million, or 0.8% as a percentage of gross product sales for the three months ended March 31, 2021. Advertising and promotions as a percentage of gross product sales did not change materially during the periods presented.

Discounts and allowances were $1.1 million, or 2.1% as a percentage of gross product sales for the three months ended March 31, 2021. Discounts and allowances as a percentage of gross product sales did not change materially during the periods presented.

Valuation of long-lived assets

As of March 31, 2021, our combined long-lived assets balance, including property, plant and equipment and finite-lived intangible assets, is $55.2 million.

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

During the three months ended March 31, 2021 we assessed goodwill for indications of impairment and based on this assessment of indications performed, we determined that no additional evaluation was necessary and we did not recognize an impairment charge. A sustained decline in our market capitalization, even if due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill and cause us to conduct additional impairment tests.  A determination that all or a portion of our goodwill is impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

If the fair value of the IPR&D is less than its carrying amount, an impairment loss is recognized for the difference. Beginning in 2018, we have been assessing for indications of impairment of IPR&D assets quarterly. Based on results of the assessment of impairment indications performed, we determined that no additional evaluation was required and we did not recognize impairment charges to IPR&D as of March 31, 2021.

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

As of March 31, 2021, the Company had federal and state net operating loss carryover of $29.1 million and net operating loss carryovers in certain foreign tax jurisdictions of approximately $3.8 million which will begin to expire in 2022. At March 31, 2021, we had total tax credit carryovers of approximately $6.7 million, primarily consisting of Federal Orphan Drug Tax Credit carryovers. These credit carryovers are expected to be fully realized prior to their expiration, beginning in 2035.

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

Through the operation of our subsidiaries based in Argentina and Hungary, we are exposed to foreign exchange rate risks. In addition to the operations of our foreign subsidiaries, we also contract with vendors that are located outside the United States, and in some cases make payments denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2021, our liabilities denominated in foreign currencies were not material.

We are exposed to fluctuations in interest rates on our senior secured credit facilities. An increase in interest rates could have a material impact on our cash flow. As of March 31, 2021, a 100 basis point increase in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $2.2 million on interest expense.

As of March 31, 2021, we had cash and cash equivalents of $109.2 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

Inflation generally affects us by increasing our cost of labor, API and clinical trials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended March 31, 2021.

Item 4. Controls and Procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 16, 2018, we received FDA approval for our amantadine extended release tablet product under the trade name Osmolex ER. On that same date we filed in the Federal District Court for the District of Delaware a Complaint for Declaratory Judgment of Noninfringement of certain patents owned by Adamas Pharmaceuticals, Inc. (Osmotica Pharmaceutical US LLC and Vertical Pharmaceuticals, LLC vs. Adamas Pharmaceuticals, Inc. and Adamas Pharma, LLC). Adamas was served with the complaint on February 21, 2018. Adamas filed an answer on April 13, 2018 denying the allegations in the complaint and reserving the ability to raise counterclaims as the litigation progresses. On September 20, 2018, Adamas filed an amended answer to our Complaint for Declaratory Judgment of Noninfringement, with counterclaims alleging infringement of certain patents included in our complaint and requesting that the court grant Adamas damages, injunctive relief and attorneys’ fees. On December 2, 2020, we entered into an agreement to settle the litigation with Adamas. Under the terms of the agreement, both parties agreed to drop their respective claims relating to the patent litigation, and Adamas agreed to acquire the global rights to Osmolex ER from us for $7.5 million. The sale of the global rights to Osmolex ER closed in January 2021. Additionally, in connection with the settlement and the sale of the global rights to Osmolex ER, the parties entered into a supply agreement pursuant to which we agreed to supply The sale of the global rights to Osmolex ER closed in January 2021and a gain of $5.6 million was recorded in the condensed consolidated statements of operations and comprehensive loss under gain on sale of product rights, net.

Adamas with amantadine extended release tablets for a six-year term, subject to possible two-year extensions and customary closing conditions.

On April 30, 2019, we were served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints named us, certain of our directors and officers and the underwriters of our initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for our initial public offering of ordinary shares. On July 22, 2019, the plaintiffs filed an amended complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. The parties participated in a mediation and reached an agreement in principle to settle the litigation on December 15, 2020. The agreement in principle calls for a payment by us of $5.25 million (a portion of which we expect would be covered by applicable insurance) and would fully resolve all claims asserted in the litigation against all defendants named in the litigation, including us. No party would admit any wrongdoing as part of the proposed settlement, which was reached to avoid the further cost and distraction of litigation. The agreement in principle contemplates the negotiation and execution of a final settlement agreement. The settlement is also subject to preliminary approval by the Superior Court of New Jersey, notice to the putative class, and subsequent final approval by the Superior Court of New Jersey.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Osmotica Pharmaceuticals plc

Dated: May 13, 2021	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer

Dated: May 13, 2021	By:	/s/ Andrew Einhorn
Andrew Einhorn
Chief Financial Officer