Form 10-Q
period 2021-06-30
Osmotica Pharmaceuticals plc
filed 2021-08-16
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 62,885,173 ordinary shares ($0.01 nominal value per share) outstanding as of August 13, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding the pending divestiture of our Legacy Business (as defined below), including the expected timing of closing, our future results of operations and financial position, business strategy and plans, including the nature of our business following the divestiture of the Legacy Business and the impact of the COVID-19 pandemic on the sufficiency of our product supply, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "plan," "should," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives and financial needs. Examples of forward-looking statements include, among others, statements we make regarding: our intentions, beliefs or current expectations concerning, among other things, future operations; future financial performance, trends and events, particularly relating to sales of current products and the development, approval and introduction of new products; U.S. Food and Drug Administration, or the FDA, and other regulatory applications, approvals and actions; the continuation of historical trends; our ability to manage costs and service our debt; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs.

We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include the following:

●	If we are unable to complete our pending divestiture of legacy assets on the initial terms agreed to by the parties or in the expected time frame, if at all, our business and financial condition will be adversely affected;
●	our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain additional funding as or when needed;
●	if we are unable to successfully develop or commercialize new products, or do so on a timely or cost effective basis, our operating results will suffer;
●	due to our dependence on a limited number of products, our business could be materially adversely affected if one or more of our key products do not perform as well as expected;
●	failures of or delays in clinical trials could result in increased costs to us and could jeopardize or delay our ability to obtain regulatory approval and commence sales of new products;
●	we are, and will continue to be in the future, a party to legal proceedings that could result in adverse outcomes;
●	as of June 30, 2021, we had total outstanding debt of approximately $214.7 million (net of deferred financing costs), and we had unused commitments of $50.0 million under our senior secured credit facilities. Our substantial debt could adversely affect our liquidity and our ability to raise additional capital to fund operations and could limit our ability to pursue our growth strategy or react to changes in the economy or our industry;
●	we face intense competition from both brand and generic companies, which could significantly limit our growth and materially adversely affect our financial results;

●	a business interruption at our manufacturing facility, our warehouses or at facilities operated by third parties that we rely on could have a material adverse effect on our business;
●	our profitability depends on our major customers, and if our relationships with them do not continue as expected, our business, prospects and results of operations could materially suffer;
●	if we are unable to develop or maintain our sales capabilities, we may not be able to effectively market or sell our products;
●	our competitors and other third parties may allege that we are infringing their intellectual property, forcing us to expend substantial resources in resulting litigation, and any unfavorable outcome of such litigation could have a material adverse effect on our business;
●	our profitability depends on coverage and reimbursement by governmental authorities and other third-party payors and healthcare reform and other future legislation creates uncertainty and may lead to reductions in coverage or reimbursement levels;
●	we are subject to extensive governmental regulation and we face significant uncertainties and potentially significant costs associated with our efforts to comply with applicable regulations;
●	our products or product candidates may cause adverse side effects that could delay or prevent their regulatory approval, or result in significant negative consequences following regulatory approval;
●	manufacturing or quality control problems may damage our reputation, require costly remedial activities or otherwise negatively impact our business;
●	our business may be adversely affected by the continuing coronavirus pandemic; and
●	other factors that are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K that was filed on June 30, 2021.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,777	$114,053
Trade accounts receivable, net	645	1,583
Inventories, net	1,020	1,831
Prepaid expenses and other current assets	13,908	12,592
Assets held for sale	134,133	43,095
Total current assets	249,483	173,154
Property, plant and equipment, net	848	2,391
Operating lease assets	1,344	1,953
Intangibles, net	27,210	35,090
Goodwill	55,847	55,847
Other non-current assets	279	373
Assets held for sale	—	102,141
Total assets	$335,011	$370,949
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$1,549	$3,129
Accrued liabilities	13,420	15,437
Current portion of debt, net of deferred financing costs	214,720	—
Current portion of obligation under finance leases	7	20
Current portion of lease liability	1,003	1,199
Income taxes payable - current portion	138	2
Liabilities held for sale	34,674	35,998
Total current liabilities	265,511	55,785
Long-term debt, net of non-current deferred financing costs	—	219,525
Long-term portion of lease liability	434	871
Income taxes payable - long term portion	1	—
Deferred taxes	611	345
Liabilities held for sale	—	567
Total liabilities	266,557	277,093
Commitments and contingencies (See Note 12)
Shareholders' equity:
Ordinary shares ($0.01 nominal value 400,000,000 shares authorized, 62,848,062 and 62,545,832 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	628	625
Preferred shares ($0.01 nominal value 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	550,004	548,070
Accumulated deficit	(479,949)	(452,610)
Accumulated other comprehensive loss	(2,229)	(2,229)
Total shareholders' equity	68,454	93,856
Total liabilities and shareholders' equity	$335,011	$370,949

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net product sales	$1,482	$—	$2,255	$—
Royalty revenue	28	234	190	464
Licensing revenue	10,000	—	10,000	—
Total revenues	11,510	234	12,445	464
Cost of goods sold	709	261	1,388	495
Gross profit	10,801	(27)	11,057	(31)
Selling, general and administrative expenses	21,047	14,337	38,002	32,384
Research and development expenses	2,052	2,953	4,256	7,375
Impairment of intangibles	7,880	—	7,880	—
Total operating expenses	30,979	17,290	50,138	39,759
Gain on sales of product rights, net	—	—	5,636	—
Operating loss	(20,178)	(17,317)	(33,445)	(39,790)
Interest expense and amortization of debt discount	494	1,239	1,015	2,489
Other non-operating (gain) loss	1,202	130	1,193	(87)
Total other non-operating expense	1,696	1,369	2,208	2,402
Loss before income taxes	(21,874)	(18,686)	(35,653)	(42,192)
Income tax expense (benefit)	94	(1,150)	90	(3,714)
Loss from continuing operations	(21,968)	(17,536)	(35,743)	(38,478)
Income from discontinued operations before income tax expense	4,454	5,880	9,153	27,262
Income tax expense - discontinued operations	213	1,343	752	4,866
Income from discontinued operations, net of tax	4,241	4,537	8,401	22,396
Net and other comprehensive loss	$(17,727)	$(12,999)	$(27,342)	$(16,082)
(Loss) income per share attributable to shareholders:
Basic and Diluted, continuing operations	$(0.35)	$(0.30)	$(0.57)	$(0.66)
Basic and Diluted, discontinued operations	0.07	0.08	0.13	0.38
Basic and Diluted loss per share	$(0.28)	$(0.22)	$(0.44)	$(0.27)
Weighted average shares basic and diluted:
Basic and Diluted	62,767,400	58,863,508	62,723,011	58,560,842

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

(Unaudited)

(In thousands, except share data)

					Accumulated
					Other
	Ordinary shares		Additional	Accumulated	Comprehensive
	Shares	Amount	paid Capital	Deficit	Loss	Total
Balance as of January 1, 2020	51,845,742	$518	$489,440	$(373,021)	$(2,229)	$114,708
Net loss	—	—	—	(3,083)	—	(3,083)
Share compensation	181,966	2	1,107	—	—	1,109
Payments for taxes related to the net share settlement of equity awards	—	—	(616)	—	—	(616)
Proceeds from issuance of ordinary shares, net of offering costs	6,900,000	69	31,720	—	—	31,789
Repurchase of ordinary shares	(29,000)	—	(167)	—	—	(167)
Balance at March 31, 2020	58,898,708	589	521,484	(376,104)	(2,229)	143,740
Net loss	—	—	—	(12,999)	—	(12,999)
Share compensation	31,295	1	1,221	—	—	1,222
Payments for taxes related to the net share settlement of equity awards	—	—	(133)	—	—	(133)
Repurchase of ordinary shares	(169,257)	(2)	(917)	—	—	(919)
Balance as of June 30, 2020	58,760,746	$588	$521,655	$(389,103)	$(2,229)	$130,911

Balance as of January 1, 2021	62,545,832	$625	$548,070	$(452,610)	$(2,229)	$93,856
Net loss	—	—	—	(9,612)	—	(9,612)
Share compensation	173,299	2	1,309	—	—	1,311
Payments for taxes related to the net share settlement of equity awards	—	—	(358)	—	—	(358)
Balance at March 31, 2021	62,719,131	627	549,021	(462,222)	(2,229)	85,197
Net loss	—	—	—	(17,727)	—	(17,727)
Share compensation	128,931	1	1,232	—	—	1,233
Payments for taxes related to the net share settlement of equity awards	—	—	(249)	—	—	(249)
Balance as of June 30, 2021	62,848,062	$628	$550,004	$(479,949)	$(2,229)	$68,454

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss from continuing operations	$(35,743)	$(38,478)
Net income from discontinued operations	8,401	22,396
Net loss	(27,342)	(16,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	577	406
Share compensation	1,744	1,763
Impairment of intangibles	7,880	—
Deferred income tax benefit	267	682
Gain on sale of product rights, net	(5,636)	—
Loss on sale of fixed and leased assets	1,244	212
Amortization of deferred financing and loan origination fees	163	275
Write off of deferred financing fees in connection with prepayment	5	—
Change in operating assets and liabilities:
Trade accounts receivable, net	939	(370)
Inventories, net	482	393
Prepaid expenses and other current assets	(2,074)	1,547
Trade accounts payable	(1,577)	(523)
Accrued and other current liabilities	(2,484)	(5,482)
Net cash used in operating activities - continuing operations	(25,812)	(17,179)
Net cash provided by operating activities - discontinued operations	11,404	33,480
Net cash provided by (used in) operating activities	(14,408)	16,301
Cash Flows from Investing Activities:
Proceeds from sale of fixed and leased assets	25	49
Payments on disposal of leased assets	—	(138)
Proceeds from product rights disposal	7,300	—
Purchase of property, plant and equipment	(1,398)	(1,591)
Net cash provided by (used in) investing activities - continuing operations	5,927	(1,680)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	5,927	(1,680)
Cash flows from Financing Activities:
Payments on finance lease obligations	(13)	(66)
Proceeds from public offering, net of issuance costs	—	31,791
Proceeds from purchases of stock under ESPP	139	—
Debt repayment	(5,300)	—
Repurchases of ordinary shares	—	(1,086)
Payments for taxes related to net share settlement of equity awards	(607)	(749)
Net cash provided by (used in) financing activities - continuing operations	(5,781)	29,890
Net cash used in financing activities - discontinued operations	(14)	—
Net cash provided by (used in) financing activities	(5,795)	29,890
Net change in cash and cash equivalents -continuing operations	(25,666)	11,031
Net change in cash and cash equivalents -discontinued operations	11,390	33,480
Cash and cash equivalents, beginning of period	114,053	95,865
Cash and cash equivalents, end of period	$99,777	$140,376
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$5,349	$8,735
Cash paid for taxes	$1,913	$826

See accompanying notes to unaudited condensed consolidated financial statements

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Nature of Operations

Osmotica Pharmaceuticals plc, an Irish public limited company (the “Company”), together with its subsidiaries, is a specialty pharmaceutical company focused on the commercialization and development of products that target markets with underserved patient populations. In July 2020, the Company received regulatory approval from the FDA for RVL-1201, or Upneeq, (oxymetazoline hydrocholoride ophthalmic solution, 0.1%), for the treatment of acquired blepharoptosis, or droopy eyelid, in adults. Upneeq was commercially launched September 2020 to a limited number of eye care professionals with commercialization operations expanded in 2021 among ophthalmology, optometry and oculoplastic specialties.

On June 25, 2021, the Company announced the entering into an agreement for the divestiture of the Company’s portfolio of branded and non-promoted products and its Marietta, Georgia manufacturing facility, (the “Legacy Business”) to certain affiliates of Alora Pharmaceuticals, or Alora, for $110 million in cash upon closing, subject to certain adjustments, and up to $60 million in contingent milestone payments. Pursuant to the agreement the Company will retain the rights to Upneeq and to arbaclofen extended release tablets which is under development for the treatment of spasticity in multiple sclerosis. Following the divestiture of the Legacy Business the primary focus of the Company will be on the commercialization and development of specialty pharmaceuticals in the ocular and aesthetics therapeutic areas.

With the divestiture of the Legacy Business the Company’s commercial operations would be conducted by its wholly-owned subsidiaries, RVL Pharmaceuticals, Inc. and RVL Pharmacy, LLC, or RVL. RVL operates pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

Unless otherwise indicated or required by the context, references throughout to “Osmotica,” or the “Company”, refer to our continuing operations following the sale or the Legacy Business to Alora. A description of our business prior to the consummation of the transaction is included in Item 1. “Business”, in Part I of the Annual Report on Form 10-K for the year ended December 31, 2020 that was previously filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Going Concern Evaluation

As of June 30, 2021, the Company’s cash and cash equivalents totaled $99.8 million. For the fiscal year ended December 31, 2020 and the three and six months ended June 30, 2021 the Company incurred net losses of $79.6 million, $17.7 million and $27.3 million, respectively. As of June 30, 2021, the Company had interest bearing debt of $216.1 million. In connection with the divestiture of the Legacy Business (the “Transaction”), the Company entered into an amendment to its credit agreement (the “Credit Agreement Amendment”), which provided for the release of liens on the Legacy Business and (i) will require the reduction of the outstanding term loan balance by $186.1 million to $30.0 million upon the closing of the Transaction, (ii) terminated the revolving credit facilities (50% upon signing of the Credit Agreement Amendment and the remaining 50% upon closing of the Transaction), and (iii) shortened the maturity of the $30 million remaining term loans to November 21, 2021. In addition, the Company agreed, upon closing of the Transaction, to transfer substantially all of its cash to subsidiaries of the Company subject to the lien of the credit agreement. Additionally, the Company agreed to pay fees to the lenders based upon the outstanding principal balance of the term loans upon maturity of the remaining term loans. As a result, the $216.1 million of term loans are classified as a current liability as of June 30, 2021, $186.1 million of which is required to be paid upon the closing of the Transaction, which is expected to be in the third quarter of 2021, and $30.0 million of term loans, which are now due on November 21, 2021 .

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Following the Transaction, the Company will lose substantially all its revenue generating assets and the Company’s business plan is focused on the launch of its commercial product, Upneeq, which will diminish the Company’s cash flows in at least the near term, in particular cash inflows from product sales. The Company will require additional capital to repay the remaining portion of its term loans, fund its operating needs, including the commercialization of Upneeq and other activities. Accordingly, the Company expects to incur significant expenditures and increasing operating losses in the future. As a result, the Company’s current sources of liquidity will not be sufficient to meet its obligations for the 12 months following the date the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are issued. These conditions give rise to substantial doubt as to our ability to operate as a going concern. Our ability to continue as a going concern will require us to obtain additional funding, generate positive cash flow from operations and/or enter into strategic alliances or sell assets.

Our plans to address these conditions include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within our control:

•raise funds through additional sales of our ordinary shares, through equity sales agreements with broker/dealers or other public or private equity financings.

•raise capital through new debt facilities, including convertible debt.

•partner or sell a portion or all rights to any of our assets to potentially secure additional non-dilutive funds.

There can be no assurance that we will receive cash proceeds from any of these potential resources or, to the extent cash proceeds are received, such proceeds would be sufficient to support our current operating plan for at least the next 12 months from the date the consolidated financial statements contained in this Quarterly Report on Form 10-Q are issued. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our ordinary shares and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and under the rules and regulations of the SEC for interim reporting. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2021 or any period thereafter. The accompanying Condensed Consolidated Balance Sheet data as of December 31, 2020 was derived from the audited consolidated financial statements.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020.

The Company accounted for the announced sale of the Legacy Business in accordance with Accounting Standards Codification, ASC, 205 Discontinued Operations and Accounting Standards Update, ASU, No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. The Company followed the held-for-sale criteria as defined in ASC 360 and ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items, net of tax, in the unaudited condensed consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related condensed consolidated balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

Due to the announced of the sale of the Legacy Business during the second quarter of 2021, in accordance with ASC 205, Discontinued Operations, the Company has classified the results of the Legacy Business as discontinued operations in our unaudited condensed consolidated statements of operations and cash flows for all periods presented. All assets and liabilities associated with our Legacy Business were therefore classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 3, Discontinued Operations.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive as of June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Performance and restricted stock units	2,149,329	2,638,214	2,149,329	2,638,214
Options to purchase ordinary shares	2,666,696	2,840,553	2,666,446	2,840,553
Shares to be purchased through employee stock purchase plan	23,322	—	23,322	—

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

Note 3. Discontinued Operations

On June 25, 2021, we announced a definitive Purchase and Sale Agreement with Alora Pharmaceuticals, LLC for Alora’s acquisition of our portfolio of legacy products and our Marietta, Georgia manufacturing facility for $110 million plus up to $60 million in additional milestone payments.

We have determined the divestiture of the Legacy Business represents a strategic shift that will have a major effect on our business and therefore met the criteria for classification as discontinued operations at June 30, 2021. Accordingly, the assets and liabilities associated with these operations have been classified as held for sale in the accompanying Consolidated Balance Sheets at June 30, 2021 and December 31, 2020. The carrying value of the disposal group was lower than its fair value, less costs to sell, and accordingly, no impairment loss was required at June 30, 2021. The operations and cash flows of the Legacy Business are presented as discontinued for all periods presented and we expect to close on the transaction during the third quarter of 2021.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table presents the results of the discontinued operations for the three- and six-month periods ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Total revenues	$23,289	$37,299	$46,234	$85,717
Cost of goods sold (exclusive of depreciation and amortization shown seperately below)	8,961	14,700	18,462	30,057
Selling, general and administrative expenese	2,426	2,217	4,396	5,349
Depreciation and amortization	3,274	5,036	6,583	10,033
Impairment of intangibles	—	3,618	—	3,618
Research and development expenses	1,744	2,819	2,850	4,083
Income from operations	6,884	8,909	13,943	32,577
Interest expense	2,465	2,501	4,904	5,315
Other income (loss), net	(35)	528	(114)	—
Income from discontinued operations before costs of disposal and provision for income taxes	4,454	5,880	9,153	27,262
Income tax expense	213	1,343	752	4,866
Income from discontinued operations before gain on disposal	$4,241	$4,537	$8,401	$22,396

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented.

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$—	$—
Accounts receivable, net	21,893	24,829
Inventories	14,979	16,103
Prepaid expenses and other current assets	1,490	2,163
Property, plant and equipment, net	24,653	—
Operating lease right-of-use assets	676	—
Goodwill	45,008	—
Intangible assets, net	25,434	—
Total current assets of discontinued operations	134,133	43,095
Property, plant and equipment, net	—	25,663
Operating lease right-of-use assets	—	803
Goodwill	—	45,008
Intangible assets, net	—	30,667
Total non-current assets of discontinued operations	—	102,141
Total assets of discontinued operations	$134,133	$145,236

Accounts payable	4,214	3,640
Accrued liabilities	29,754	32,080
Current portion of operating lease liabilities	706	278
Total current liabilities of discontinued operations	34,674	35,998
Operating lease liabilities, net of current portion	—	567
Total non-current liabilities of discontinued operations	—	567
Total liabilities of discontinued operations	34,674	36,565
Net assets of discontinued operations	$99,459	$108,671

Note 4. Revenues

The Company’s performance obligations are to provide its pharmaceutical products based upon purchase orders from customers. The performance obligation is satisfied at a point in time, typically upon delivery, when the customer obtains control of the pharmaceutical product. The Company collects payments in advance from its customers.

The following table disaggregates revenue with customers by pharmaceutical products (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Pharmaceutical Product	2021	2020	2021	2020
Upneeq net product sales	$1,482	$—	$2,255	$—
Royalty revenue	28	234	190	464
Licensing revenue	10,000	—	10,000	—
Total revenues	$11,510	$234	$12,445	$464

On July 28, 2020, the Company entered into a License Agreement with Santen Pharmaceutical Co. Ltd, granting Santen exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as Europe, the Middle East and Africa (“EMEA”) countries. Under the agreement the Company is

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

entitled to certain development and regulatory milestone payments. The Company is also entitled to royalty payments on net sales of RVL-1201 in Santen commercializations territories. During the three months ended June 30, 2021, the Company received a $10.0 million milestone payment which was recognized as license revenue in the quarter as all performance obligations were met.

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had an immaterial amount of deferred revenue as of June 30, 2021.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of June 30, 2021. The Company has no costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs.

Note 5. Accounts Receivable

Accounts receivable result primarily from amounts due under revenue sharing, license and royalty arrangements.

Trade accounts receivable, net consisted of the following (dollars in thousands):

	June 30,	December 31,
	2021	2020
Gross trade accounts receivable:
Royalty accounts receivable	$18	$55
Other receivable	2,002	2,903
Less reserves for:
Chargebacks	(1,375)	(1,375)
Total trade accounts receivable, net	$645	$1,583

The Company recorded the following adjustments to gross product sales (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross product sales	$1,483	$—	$2,256	$—
Less provisions for:
Chargebacks	(1)	—	(1)	—
Net product sales	$1,482	$—	$2,255	$—

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The activity in the Company’s allowance for customer deductions against trade accounts receivable was as follows (dollars in thousands):

	Chargebacks	Total
Balance at January 1, 2020	$1,375	$1,375
Provision	—	—
Charges processed	—	—
Balance at December 31, 2020	1,375	1,375
Provision	1	1
Charges processed	(1)	(1)
Balance at June 30, 2021	$1,375	$1,375

Note 6. Inventories

The components of inventories, net of allowances, were as follows (dollars in thousands):

	June 30,	December 31,
	2021	2020
Finished goods	$1,020	$1,593
Work in process	—	90
Raw materials and supplies	—	148
	$1,020	$1,831

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. There was no activity in the allowance for excess, obsolete, and net realizable value inventory account in the six months ended June 30, 2021 or year ended December 31, 2020.

Note 7. Goodwill and Other Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. There were no events or circumstances requiring the Company to test for impairment of goodwill during the quarter ended June 30, 2021. The following table sets forth the carrying value of goodwill as of June 30, 2021 and December 31, 2020.

Goodwill
January 1, 2020	$55,847
Impairments	—
December 31, 2020	55,847
Impairments	—
June 30, 2021	$55,847

Impairments of indefinite-lived In-Process R&D assets for the six months ended June 30, 2021 and year ended December 31, 2020, arbaclofen ER, which resulted in an impairment charge of $7.9 million and $28.9 million, respectively, due to delay in anticipated commercialization of the product candidate, if approved.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

As part of the Company’s intangible asset impairment assessment, the Company estimates the fair value of the intangible asset using an income approach that utilizes a discounted cash flow model, or, where appropriate, a market approach. The discounted cash flow models are dependent upon our estimates of future cash flows and other factors. These estimates of future cash flows involve assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amounts, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. Indefinite-lived intangible assets classified as in-process research and development, or IPRD, are subject to adjustments reducing their anticipated revenues and costs by a probability of success, or POS, factor based upon empirical research of probabilities a new drug candidate would be approved based on the candidate’s stage of clinical development. The POS factor applied to the IPRD asset on the impairment assessment as of June 30, 2021 was 69.6% and the discount rate was 12.5%. The Company believes the discount rates and other inputs and assumptions are consistent with those that a market participant would use.

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period for those assets that were not already fully amortized (dollars in thousands):

	June 30, 2021
					Weighted
					Average
					Remaing
	Gross			Net	Amorization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
IPR&D	$35,090	$—	$(7,880)	$27,210	Indefinite Lived
	$35,090	$—	$(7,880)	$27,210

	December 31, 2020
					Weighted
					Average
	Gross			Net	Remaing
	Carrying	Accumulated		Carrying	Amorization
	Amount	Amortization	Impairment	Amount	Period (Years)
IPR&D	$64,000	$—	$(28,910)	$35,090	Indefinite Lived
	$64,000	$—	$(28,910)	$35,090

Changes in the net carrying amount of intangible assets were as follows (dollars in thousands):

	IPR&D	Total
January 1, 2020	$64,000	$64,000
Amortization	—	—
Impairments	(28,910)	(28,910)
December 31, 2020	35,090	35,090
Amortization	—	—
Impairments	(7,880)	(7,880)
June 30, 2021	$27,210	$27,210

There was no amortization expense for the six months ended June 30, 2021 or 2020.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8. Accrued Liabilities

Accrued liabilities consist of the following (dollars in thousands):

	June 30,	December 31,
	2021	2020
Accrued royalties	$96	$29
Accrued compensation	6,032	6,232
Accrued research and development	291	721
Accrued expenses and other liabilities	7,001	8,455
Total	$13,420	$15,437

Note 9. Financing Arrangements

The composition of the Company’s debt and financing obligations is as follows (dollars in thousands):

	June 30,	December 31,
	2021	2020
CIT Bank, N.A. Term Loan due November 22, 2021, net of deferred financing costs of $1.3 million and $1.8 million as of June 30, 2021 and December 31, 2020, respectively	$214,720	$219,525
Total debt	214,720	219,525
Less: current portion	(214,720)	—
Long-term debt	$—	$219,525

Term Loan

As of June 30, 2021, the interest rate was 4.75% for the Company’s Term A Loan and 5.25% for the Term B Loan. As of December 31, 2020, the interest rate was 4.75% for the Term A Loan and 5.25% for the Term B Loan. The Company was in compliance with all covenants of the Term Loan Agreement as of June 30, 2021.

Revolving Facility

On June 29, 2021, the Revolving Facility with CIT Bank, N.A. was reduced from $50 million to $25 million. As of June 30, 2021 there were no amounts drawn under the $25 million Revolving Facility with CIT Bank, N.A.

During the quarter ended June 30, 2021, the Company prepaid $5.3 million in aggregate of the outstanding principal amount as required by the Fourth Amendment to the credit agreement. The prepayments consisted of $4.5 million of Term A Loan outstanding principal and $0.8 million of Term B Loan outstanding principal. As required by the Third Amendment to the credit agreement, the prepayments were made on a pro rata basis between the Term A Loan and the Term B Loan.

In accordance with ASC 470, when debt is prepaid within its contractual terms and the terms of the remaining debt are not modified, the prepayment should be treated as a partial extinguishment rather than a modification. This conclusion is reached without regard to consideration of the 10% cash flow test since no change to terms of the original debt instrument was modified in connection with the prepayment. During the second quarter, Tthe Company exercised its right to cure a breach of the financial covenant under the Term Loan Agreement. In accordance with the Fourth Amendment to the Credit Agreement, the exercise of such cure right will be applied to repay term loans under the Term Loan Agreement.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

As a result of the partial extinguishment, the Company has elected, as an accounting policy in accordance with ASC 470-50-40-2, to write off a proportionate amount of the unamortized fees at the time that the financing was partially settled in accordance with the terms of the Third Amendment. The unamortized debt issuance costs are allocated between the remaining original loan balance and the portion of the loan paid down on a pro-rata basis. During the three and six months ended June 30, 2021, the Company wrote off an immaterial amount of debt issuance costs relating to the prepayment and recorded the expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

Note 10. Concentrations and Credit Risk

The Company does not have significant concentrations of credit risk with its customers.

Purchasing

The Company does not have significant purchase agreements with third parties.

Note 11. Incentive Plans

The Company recognized share-based compensation expense of $1.7 million and $1.8 million during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards, amounted to $9.0 million. During the six months ended on June 30, 2021 and 2020, there were 74,000 and 1,609,278, respectively, grants of restricted stock units. During the six months ended June 30, 2021 and 2020, shares vested were 385,381 and 280,381, respectively. As of June 30, 2021, there were 2,149,329 restricted units, including performance stock units outstanding and the weighted-average remaining requisite service period of the non-vested stock options was 0.83 years and for non-vested restricted stock units, including performance stock units, was 2.56 years.

Note 12. Commitments and Contingencies

Contingent Milestone Payments

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies. Each strategic business agreement includes a future payment schedule for contingent milestone payments and in certain strategic business agreements, minimum royalty payments. The Company will be responsible for contingent milestone payments and minimum royalty payments to these strategic business partners based upon the occurrence of future events. Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various U.S. Food and Drug Administration and other regulatory approvals and the achievement of certain sales levels during a pre-defined period. Upon closing of the Legacy Business divestiture, the only strategic business agreements remaining with the Company will be those related to the acquisition of Upneeq and its related intellectual property. The Company believes that aggregate amount of future milestone payments are currently immaterial to its financial statements.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Supply Agreement Obligations

The Company is engaged in various supply agreements with third parties which obligate the Company to purchase finished products at contractual minimum levels. Upon closing of the Legacy Business divestiture, the only supply agreement remaining with the Company will be that related to the supply of Upneeq. None of these agreements are individually or in the aggregate material to the Company. Further, the Company does not believe that any of the purchase obligations represent levels above that of normal business demands as of June 30, 2021.

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

On April 30, 2019, the Company was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints named the Company, certain of the Company’s directors and officers and the underwriters of the Company’s initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for the Company’s initial public offering of ordinary shares. On July 22, 2019, the plaintiffs filed an amended complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. The parties participated in a mediation and reached an agreement in principle to settle the litigation on December 15, 2020. The parties subsequently negotiated a settlement agreement setting forth the terms of the settlement. On May 18, 2021, plaintiffs filed an unopposed motion for preliminary approval of the settlement and notice to the proposed settlement class, which motion

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

was granted by the court on June 11, 2021. The settlement called for a payment by the Company of $5.25 million (a portion of which was covered by applicable insurance) which, if finally approved by the Court, would fully resolve all claims asserted in the litigation against all defendants named in the litigation, including the Company. No party would admit any wrongdoing as part of the proposed settlement, which was reached to avoid the further cost and distraction of litigation.

The Court has scheduled a hearing for November 9, 2021, regarding review of and, if appropriate, final approval of the settlement.

On April 19, 2021, Vertical Pharmaceuticals, LLC (“Vertical”) was served with a complaint in an action entitled United States ex rel. Lupinetti, et al. v. Exeltis USA, Inc., et al., Northern District of Illinois, No. 1:19-cv-00825. The complaint named Vertical and four other pharmaceutical manufacturers as defendants in a suit alleging violations of the federal False Claims Act and state corollary statutory schemes related to the labelling, marketing, and reimbursement of several prenatal vitamins. The United States government declined to intervene in the action and the plaintiff has chosen to proceed with the litigation as a qui tam relator on behalf of the federal government and 29 individual states seeking monetary damages, statutory civil penalties, and costs and fees. We have retained outside counsel to defend us against the claims. On June 18, 2021, we and the other defendants in the action filed a Joint Motion to Dismiss, and on August 2, 2021, Plaintiff filed an Opposition to the Joint Motion to Dismiss. The Company disputes the allegations in the complaint and intends to vigorously defend against the action. However, this litigation matter is still in an early stage and there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action, which could adversely affect the Company’s results of operations and financial condition. There was not a loss that is probable or reasonably estimatable as of June 30, 2021

Note 13. Income Taxes

During the six months ended June 30, 2021, the Company recognized an income tax expense on continuing operations of less than $0.1 million on $35.7 million of loss before income tax, compared to $3.7 million of income tax benefit on $42.2 million of loss before income tax during the comparable 2020 period.

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

Valuation Allowance

Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if the realization of such assets is more likely than not. In assessing the need for a valuation allowance in the six months ended June 30, 2021, the Company considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies.

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

Note 14. Related Parties

The Company had no accrued liabilities related to related party agreements as of June 30, 2021 and had recognized no related expense for the six months ended June 30, 2021.

Note 15. Shareholders’ Equity

Ordinary Share Repurchase Program

In September 2019, the Company’s Board of Directors authorized the repurchase of up to 5,251,892 ordinary shares pursuant to a share repurchase program. Purchases under the ordinary share repurchase program can be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including the price and business and market conditions. The Company expects to retire ordinary shares acquired under the repurchase program. In the six months ended June 30, 2021, the Company did not repurchase ordinary shares.

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

The Company accounts for employee stock purchases made under its ESPP using the estimate grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized less than $0.1 million of compensation expense for the six months ended June 30, 2021. The Company values ESPP shares using the Black-Scholes model.

As of June 30, 2021, there was less than $0.1 million of unrecognized ordinary share compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.50 years. On July 2, 2021, the Company issued 37,111 ordinary shares to the employees who participated in the ESPP during the offering period ended June 30, 2021.

OSMOTICA PHAMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Note 16. Restructuring Expenses

In April 2021, the Company curtailed operations and implemented workforce reductions in its research and development subsidiary in Buenos Aires, Argentina. These restructuring activities were associated with the Company’s plans to reduce expenses and better align business activities with the Company’s corporate strategy. As a result, the Company recognized $4.5 million of restructuring expenses in operating expenses which we all incurred in the three month period ending on June 30, 2021. The restructuring expenses consisted of $3.2 million one-time employee related termination benefits, and $1.3 million of asset disposal costs related to leasehold improvements at the Buenos Aires location.

Of the $4.5 million of restructuring expenses, $2.0 million were recognized in Selling, General and Administrative expenses, $1.2 were recognized in Research and Development expenses, and $1.3 million of asset disposal costs were recognized in non-operating expenses.

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

Overview

We are a fully integrated specialty pharmaceutical company focused on the commercialization and development of products that target markets with underserved patient populations. In July 2020, we received regulatory approval from the FDA for RVL-1201, or Upneeq, (oxymetazoline hydrocholoride ophthalmic solution, 0.1%), for the treatment of acquired blepharoptosis, or droopy eyelid, in adults. We launched Upneeq in September 2020 to a limited number of eye care professionals and expanded our commercialization efforts in 2021 among ophthalmology, optometry and oculoplastic specialties. We believe Upneeq is the first non-surgical treatment option approved by the FDA for acquired blepharoptosis.

On June 25, 2021, we announced the entering into an agreement for the divestiture of the Company’s portfolio of branded and non-promoted products and its Marietta, Georgia manufacturing facility, or the Legacy Business, to certain affiliates of Alora Pharmaceuticals, or Alora, for $110 million in cash upon closing, subject to certain adjustments, and up to $60 million in contingent milestone payments. Pursuant to the agreement we will retain the rights to Upneeq and to arbaclofen extended release tablets which is under development for the treatment of spasticity in multiple sclerosis. As a result, our business will be primarily focused on the commercialization and development of specialty pharmaceuticals in the ocular and aesthetics therapeutic areas.

The Legacy Business met the criteria within Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements to be reported as discontinued operations because the transaction was a strategic shift in business that had a major effect on our operations and financial results. Therefore, we have reported the historical results of the Legacy Business including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. Refer to Note 2, “Summary of Significant Accounting Policies” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. Unless otherwise indicated, the following information relates to our continuing operations following the sale to Alora. A description of our business prior to the consummation of the transaction is included in Item 1. “Business”, in Part I of the Annual Report on Form 10-K for the year ended December 31, 2020 that was previously filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

With the divestiture of the Legacy Business, our commercial operations would be conducted by our wholly-owned subsidiary, RVL Pharmaceuticals, Inc. and its subsidiary RVL Pharmacy, LLC, or RVL. RVL operates pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

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

The meeting took place on March 4, 2021, during which we explored selective review of the currently available data and options for a path forward for FDA approval, including conducting another clinical study. On August 2, 2021, we submitted a Special Protocol Assessment, or SPA, to the FDA proposing an additional clinical study for arbaclofen ER. The FDA will review the SPA and notify us whether or not it agrees with our proposed study design.

Business Update Regarding COVID-19

The continuing COVID-19 pandemic has presented a substantial public health and economic challenge around the world. In particular, the ongoing COVID-19 pandemic has resulted in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, access restrictions, restrictions on public gatherings, and stay at home orders. The effect of these orders, government imposed quarantines and measures we have taken, such as implementing work-at-home policies, may negatively impact productivity, disrupt our business and/or could adversely affect our commercialization plans and results. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

We launched our commercial activities for Upneeq and began engaging with eye care providers to promote Upneeq in September 2020 and have since expanded our field sales force. In some instances our sales force has encountered challenges engaging with eye care providers during this on-going pandemic. Although many areas of the United States have re-opened, or begun to re-open, access to offices and other commercial facilities, there continue to be areas where restrictions remain in place, which may have the potential to affect our ability to conduct our business. Additionally, new variants, some of which could be resistant to existing vaccines, may lead to new shutdowns or business disruptions in the future, and our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted.

To date, we have been able to continue to supply Upneeq to patients without significant disruptions, and we do not currently anticipate significant interruption in the near term. However, we are continuing to monitor the potential impact of the COVID-19 pandemic on our business and operations, including our sales, expenses, and pharmacy operations.

Our third-party contract manufacturing partner for Upneeq has been able to operate its manufacturing facility at or near normal levels. While we currently do not anticipate significant interruptions in our manufacturing supply chain, the COVID-19 pandemic and related mitigation efforts may have a negative impact in the future on our third party suppliers’ and contract manufacturing partner’s ability to manufacture our products or to have our products reach all markets.

In the U.S., our office-based employees have been encouraged to work from home since mid-March 2020. During this time, we are ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our pharmacy.

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

Components of Results of Operations

Revenues

As a result of the divestiture, all revenues of the Legacy Business have been reclassified under discontinued operations. Our revenues consist of product sales, royalty revenues and licensing revenue from the Santen license.

Net product sales—Our revenues consist of sales of Upneeq sold through the pharmacy operations of RVL. RVL ships Upneeq to our customers pursuant to prescriptions which in certain cases are fulfilled by a third party pharmacy partner. All sales are made pursuant to credit cards for which we are paid prior to shipment. We recognize revenue when control has transferred to the customer, which is typically on delivery to the customer. Accordingly a portion of revenue is deferred until we have evidence the product was delivered to the customer. The amount of revenue we recognize is equal to the selling price, adjusted for any variable consideration, which largely consists of disputed chargebacks, at the time revenues are recognized.

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

Licensing revenue—We have arrangements with commercial partners that allow for the purchase of Upneeq from us by the commercial partners for the purpose of sub-distribution. Licensing revenue is recognized when the performance obligation identified in the arrangement is completed. Variable considerations, such as returns on Upneeq sales, government program rebates, price adjustments and prompt pay discounts associated with licensing revenue, are generally the responsibility of our commercial partners.

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

Discontinued Operations

As of June 30, 2021, the Legacy Business met all the conditions to be classified as held for sales, and because we consider the divestiture of the Legacy Business to be a strategic shift that will have a major effect on our operations and financial results, represented a discontinued operation. All assets and liabilities associated with our Legacy Business were therefore classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets for the periods presented. Further, all historical operating results for our Legacy Business are reflected within discontinued operations in the condensed consolidated statements of operations for all periods presented.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

Financial Operations Overview

The following table presents revenues and expenses for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	% change
Net product sales	$1,482	$—	NM %
Royalty revenue	28	234	(88)%
Licensing revenue	10,000	—	NM %
Total revenues	11,510	234	4,819%
Cost of goods sold (inclusive of amortization of intangibles)	709	261	172%
Gross profit	10,801	(27)	(40,104)%
Gross profit percentage	94%	(12)%
Selling, general and administrative expenses	21,047	14,337	47%
Research and development expenses	2,052	2,953	(31)%
Impairment of intangibles	7,880	—	NM %
Total operating expenses	30,979	17,290	79%
Operating loss	(20,178)	(17,317)	17%
Interest expense and amortization of debt discount	494	1,239	(60)%
Other non-operating loss	1,202	130	825%
Total other non-operating expense	1,696	1,369	24%
Loss before income taxes	(21,874)	(18,686)	17%
Income tax expense (benefit)	94	(1,150)	(108)%
Loss from continuing operations	(21,968)	(17,536)	25%
Income from discontinued operations before income tax expense	4,454	5,880	(24)%
Income tax expense - discontinued operations	213	1,343	(84)%
Income from discontinued operations, net of tax	4,241	4,537	(7)%
Net and other comprehensive loss	$(17,727)	$(12,999)	36%

NM-Not Meaningful

Revenue

The following table presents total revenues for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,
Pharmaceutical Product	2021	2020	% change
Upneeq net product sales	$1,482	$—	NM	%
Royalty revenue	28	234	(88)%
Licensing revenue	10,000	—	NM	%
Total revenues	$11,510	$234	4,819%

NM-Not Meaningful

Total Revenues - Total revenues increased by $11.3 million to $11.5 million for the three months ended June 30, 2021, as compared to $0.2 million for the three months ended June 30, 2020 primarily due to an increase in license revenue from the Santen license.

Net Product Sales - Net product sales were $1.5 million for the three months ended June 30, 2021, reflecting the commercial launch Upneeq in the third quarter of 2020. There were no net product sales in the three months ended June 30, 2020.

Royalty Revenue - Royalty revenue decreased by $0.2 million for the three months ended June 30, 2021, relative to the three months ended June 30, 2020, reflecting lower sales of licensed products by our license partner.

Licensing Revenue - Licensing revenue increased $10.0 million during the three months ended June 30, 2021 due to the achievement of a regulatory milestone under the Santen license agreement.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	June 30,
	2021	2020	% change
Depreciation expense	$13	$—	NM %
Royalty expense	84	12	600%
Other costs of goods sold	612	249	146%
Total costs of goods sold	$709	$261	172%

NM-Not Meaningful

Total cost of goods sold increased $0.4 million in the three months ended June 30, 2021 to $0.7 million as compared to $0.3 million for the three months ended June 30, 2020. The increase was primarily driven by pharmacy and product costs for Upneeq, which was launched in the third quarter of 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.7 million during the three months ended June 30, 2021 to $21.0 million as compared to $14.3 million in the three months ended June 30, 2020. The increase in our selling, general and administrative expenses primarily reflects a salesforce expansion during the quarter, higher marketing expenses associated with the Upneeq launch, severance and other expenses related to the cessation of operations in the Company’s subsidiary in Argentina and higher legal expenses in the three months ended June 30, 2020.

Research and Development

Research and development expenses decreased by $0.9 million in the three months ended June 30, 2021 to $2.1 million as compared to $3.0 million in the three months ended June 30, 2020. The decrease primarily reflects lower spending on arbaclofen ER and Upneeq, partially offset by severance costs related to the cessation of operations in the Company’s Argentine subsidiary during the quarter.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	% change
Arbaclofen ER	$221	$1,264	(83)%
RVL-1201	397	1,221	(67)%
Other	1,434	468	206%
Total	$2,052	$2,953	(31)%

Impairment of Intangible Assets

Impairment of intangible assets of $7.9 million during the three months ended June 30, 2021 related to the write-down to fair value of arbaclofen ER due to delay in anticipated commercialization of the product candidate, if approved. The following table details the impairment charges for such period (in thousands):

	Three Months Ended June 30, 2021
	Impairment
Asset/Asset Group	Charge	Reason For Impairment
In-Process R&D
Arbaclofen ER	$7,880	Delay in anticipated commercialization of the product candidate, if approved.
Total Impairment Charges for three months ended June 30, 2021	$7,880

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $0.7 million in the three months ended June 30, 2021 to $1.2 million as compared to $0.5 million in the three months ended June 30, 2020. The decrease reflects lower interest rates and prepayment of debt in May 2021.

Income Tax Benefit (Expense)

During the three months ended June 30, 2021, we recognized income tax expense on continued operations of less than $0.1 million on $21.9 million of loss before income tax, compared to $1.2 million of income tax benefit on $18.7 million of loss before income tax during the comparable 2020 period.

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

Discontinued Operations

For the three months ended June 30, 2021 the Company recognized income from discontinued operations, net of tax, of $4.2 million. For the three months ended June 30, 2020 the Company recognized income from discontinued operations, net of tax of $4.5 million.

Comparison of Six Months Ended June 30, 2021 and 2020

Financial Operations Overview

The following table presents revenues and expenses for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	% change
Net product sales	$2,255	$—	NM %
Royalty revenue	190	464	(59)%
Licensing revenue	10,000	—	NM %
Total revenues	12,445	464	2,582%
Cost of goods sold (inclusive of amortization of intangibles)	1,388	495	180%
Gross profit	11,057	(31)	(35,768)%
Gross profit percentage	89%	(7)%
Selling, general and administrative expenses	38,002	32,384	17%
Research and development expenses	4,256	7,375	(42)%
Impairment of intangibles	7,880	—	NM %
Total operating expenses	50,138	39,759	26%
Gain on sales of product rights, net	5,636	—	NM %
Operating loss	(33,445)	(39,790)	16%
Interest expense and amortization of debt discount	1,015	2,489	(59)%
Other non-operating (gain) loss	1,193	(87)	(1,471)%
Total other non-operating expense	2,208	2,402	(8)%
Loss before income taxes	(35,653)	(42,192)	(15)%
Income tax expense (benefit)	90	(3,714)	(102)%
Loss from continuing operations	(35,743)	(38,478)	(7)%
Income from discontinued operations before income tax expense	9,153	27,262	(66)%
Income tax expense - discontinued operations	752	4,866	(85)%
Income from discontinued operations, net of tax	8,401	22,396	(62)%
Net and other comprehensive loss	$(27,342)	$(16,082)	70%

NM-Not Meaningful

Revenue

The following table presents total revenues for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
Pharmaceutical Product	2021	2020	% change
Upneeq net product sales	$2,255	$—	NM	%
Royalty revenue	190	464	(59)%
Licensing revenue	10,000	—	NM	%
Total revenues	$12,445	$464	2,582%

NM-Not Meaningful

Total Revenues - Total revenues increased by $12.0 million to $12.5 million for the six months ended June 30, 2021, as compared to $0.5 million for the six months ended June 30, 2020 primarily due to a increase in licensing revenue.

Net Product Sales - Net product sales were $2.3 million for the six months ended June 30, 2021 reflecting the commercial launch Upneeq in the third quarter of 2020. There were no net product sales in the six months ended June 30, 2020.

Royalty Revenue - Royalty revenue decreased by $0.3 million for the six months ended June 30, 2021, relative to the six months ended June 30, 2020, reflecting lower sales of licensed products by our license partner.

Licensing Revenue - Licensing revenue increased $10.0 million during the six months ended June 30, 2021 due to the achievement of a regulatory milestone under the Santen license agreement.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended
	June 30,
	2021	2020	% change
Depreciation expense	$29	$—	NM %
Royalty expense	143	23	522%
Other costs of goods sold	1,216	472	158%
Total costs of goods sold	$1,388	$495	180%

NM-Not Meaningful

Total cost of goods sold increased $0.9 million in the six months ended June 30, 2021 to $1.4 million as compared to $0.5 million for the six months ended June 30, 2020. The increase was primarily driven by pharmacy and product costs for Upneeq which was launched in the third quarter of 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.6 million during the six months ended June 30, 2021 to $38.0 million as compared to $32.4 million in the six months ended June 30, 2020. The decrease in our selling, general and administrative expenses primarily reflects a salesforce expansion during the second quarter of 2021, higher marketing expenses associated with the Upneeq launch, severance and other expenses related to the cessation of operations in the Company’s subsidiary in Argentina and higher legal expenses in the three months ended June 30, 2021.

Research and Development

Research and development expenses decreased by $3.1 million in the six months ended June 30, 2021 to $4.3 million as compared to $7.4 million in the six months ended June 30, 2020. The decrease primarily reflects lower spending on arbaclofen ER, Upneeq and other R&D projects, partially offset by severance costs related to the cessation of operations in the Company’s Argentine subsidiary during the quarter.

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	% change
Arbaclofen ER	$605	$2,348	(74)%
RVL-1201	594	2,314	(74)%
Other	3,057	2,713	13%
Total	$4,256	$7,375	(42)%

Impairment of Intangible Assets

Impairment of intangible assets of $7.9 million during the three months ended June 30, 2021 related to the write-down to fair value of arbaclofen ER due to delay in anticipated commercialization of the product candidate, if approved. The following table details the impairment charges for such period (in thousands):

	Six Months Ended June 30, 2021
	Impairment
Asset/Asset Group	Charge	Reason For Impairment
In-Process R&D
Arbaclofen ER	$7,880	Delay in anticipated commercialization of the product candidate, if approved.
Total Impairment Charges for six months ended June 30, 2021	$7,880

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $1.5 million in the six months ended June 30, 2021 to $1.0 million as compared to $2.5 million in the six months ended June 30, 2020. The decrease reflects lower interest rates and prepayment of debt during the second quarter of 2021.

Income Tax Benefit (Expense)

During the six months ended June 30, 2021, we recognized income tax expense on continuing operations of less than $0.1 million on $35.7 million of loss before income tax, compared to $3.7 million of income tax benefit on $42.2 million of loss before income tax during the comparable 2020 period.

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

Discontinued Operations

For the six months ended June 30, 2021 the Company recognized income from discontinued operations, net of tax, of $8.4 million. For the six months ended June 30, 2020 the Company recognized income from discontinued operations, net of tax of $22.4 million.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand. We had cash and cash equivalents of $99.8 million as of June 30, 2021. Our primary uses of cash are to fund operating expenses, product development costs, capital expenditures, and debt service payments.

As of June 30, 2021, the interest rate was 4.75% and 5.25% for our Term A Loan and Term B Loan, respectively. As of June 30, 2020, the interest rate was 4.82% and 5.32% for our Term A Loan and Term B Loan, respectively.

At June 30, 2021, we had $25 million available under the revolver, and there were no outstanding borrowings or outstanding letters of credit under the Revolver.

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

Going Concern

On June 25, 2021, we announced the pending divestiture of the Company’s portfolio of branded and non-promoted products and its Marietta, Georgia manufacturing facility, or the Legacy Business, to certain affiliates of Alora Pharmaceuticals for $110 million in cash upon closing, subject to certain adjustments, and up to $60 million in contingent milestone payments, or the Transaction. Pursuant to the Transaction we will retain the rights to Upneeq and to arbaclofen extended release tablets, which is under development for the treatment of spasticity in multiple sclerosis.

In connection with the divestiture of the Legacy Business, we entered into an amendment to our credit agreement (the “Credit Agreement Amendment”), which provided for the release of liens on the Legacy Business and (i) will reduce the outstanding term loan balance by $186.1 million to $30.0 million upon the closing of the Transaction, (ii) will terminate the revolving credit facilities (50% upon signing of the Credit Agreement Amendment and the remaining 50% upon closing of the Transaction), and (iii) will shorten the maturity of the remaining term loans to November 21, 2021. In addition, we agreed to transfer , upon the closing of the Transaction, substantially all of Osmotica Pharmaceuticals plc’s cash on hand to subsidiaries of the Company subject to the lien of the credit agreement. Additionally, we agreed to pay fees to the lenders based upon the outstanding principal balance of the term loans upon maturity of the remaining term loans.

The divestiture of the Legacy Business will result in the loss of substantially all of our revenue generating assets. Our current business plan is focused on the launch of Upneeq which, together with the divestiture of the Legacy Business will diminish our cash flows in the future. We will require additional capital to repay the remaining portion of out term loans, fund our operating needs, including the commercialization of Upneeq and other activities. We expect to incur significant expenditures and increasing operating losses for the foreseeable future.

As a result, our current sources of liquidity will not be sufficient to meet our obligations for the 12 months following the date the consolidated financial statements contained in this Quarterly Report on Form 10-Q are issued. These conditions give rise to substantial doubt as to our ability to operate as a going concern. Our ability to continue as a going concern will require us to obtain additional funding, generate positive cash flow from operations and/or enter into strategic alliances or sell assets.

Our plans to address these conditions include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or is entirely within our control:

•raise funds through additional sales of our ordinary shares, through equity sales agreements with broker/dealers or other public or private equity financings.

•raise capital through new debt facilities, including convertible debt.

•partner or sell a portion or all rights to any of our assets to potentially secure additional non-dilutive funds.

If we are able to successfully implement these measures, we believe we will have sufficient resources to meet our operating cash requirements, however, there can be no assurance, however, that we will receive cash proceeds from any of these potential resources or, to the extent cash proceeds are received, such proceeds would be sufficient to support our current operating plan for at least the next 12 months from the date the consolidated financial statements contained in this Quarterly Report on Form 10-Q are issued. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our ordinary shares and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all.

Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Cash Flows

The following table provides information regarding our cash flows for the periods indicated (dollars in thousands):

	Six Months Ended
	June 30,
	2021	2020	Change
Net cash used in operating activities	$(25,812)	$(17,179)	$(8,633)
Net cash provided by (used in) investing activities	5,927	(1,680)	7,607
Net cash provided by (used in) financing activities	(5,781)	29,890	(35,671)
Net increase (decrease) in cash and cash equivalents	$(25,666)	$11,031	$(36,697)

Net cash used in operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash used in operating activities was $25.8 million for the six months ended June 30, 2021, and net cash used by operating activities was $17.2 million for the six months ended June 30, 2020.

The additional cash used in operating activities for the six months ended June 30, 2021, was primarily as a result of lower net income after considering non-cash adjustments and cash used in working capital assets and liabilities as compared to the six months ended June 30, 2020.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $5.9 million during the six months ended June 30, 2021 as compared to cash used in investing activities of $1.7 million during the six months ended June 30, 2020. The change reflected proceeds of $7.3 million from the sale of Osmolex product rights in January 2021, and lower purchases of property, plant and equipment during the six months ended June 30, 2021.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $5.8 million as compared to net cash provided by financing activities of $29.9 million during the six months ended June 30, 2021 and 2020, respectively. The change largely reflects the prepayment of term loans during the second quarter of 2021 and net proceeds raised from equity offerings in January, 2020.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in our contractual obligations during the six months ended June 30, 2021 from those as of December 31, 2020 as set forth in our filed Annual Report on Form 10-K. We believe the aggregate amount of potential future milestone payments are currently immaterial to our financial statements.

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

Revenue is recorded at the transaction price, which is the amount of consideration we expect to receive in exchange for transferring products to a customer. We determine the transaction price based on fixed consideration. In determining the transaction price, a significant financing component does not exist since the customer pays for the product in advance of the transfer of the product.

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

Licensing Revenue— We recognize development and regulatory milestone revenue from milestone events under our license with Santen that have been achieved and the Company is reasonably certain such revenues would not have to be reversed.

Freight—We record amounts billed to customers for shipping and handling as revenue, and record shipping and handling expenses related to product sales as selling, general and administrative expenses. We account for shipping and handling activities related to customers as costs to fulfill the promise to transfer the associated products. When shipping and handling costs are incurred after a customer obtains control of the products, we also have elected to account for these as costs to fulfill the promise and not as a separate performance obligation.

Valuation of long-lived assets

As of June 30, 2021, our combined long-lived assets balance, including property, plant and equipment and finite-lived intangible assets, is $0.8 million.

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Factors that we consider in deciding when to perform an impairment review include significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry, or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group.

Our long-lived intangible assets, which consist of distribution rights, product rights, tradenames and developed technology, are initially recorded at fair value upon acquisition. To the extent they are deemed to have finite lives, they are then amortized over their estimated useful lives using either the straight-line method or based on the expected pattern of cash flows. Factors giving rise to our initial estimate of useful lives are subject to change. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income, and net income per share to decrease.

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

During the six months ended June 30, 2021 we assessed goodwill for indications of impairment and based on this assessment of indications performed, we determined that no additional evaluation was necessary and we did not recognize an impairment charge. A sustained decline in our market capitalization, even if due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill and cause us to conduct additional impairment tests.  A determination that all or a portion of our goodwill is impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

IPR&D Intangible Asset Impairment Assessment—IPR&D, which are indefinite-lived intangible assets representing the value assigned to acquired Research and Development, or R&D, projects that principally represent rights to develop and sell a product that we have acquired which has not yet been completed or approved. These assets are subject to impairment testing until completion or abandonment of each project. The fair value of our indefinite-lived intangible assets is determined using an income approach that utilizes a discounted cash flow model and requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting each asset and related cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. If applicable, upon abandonment of the IPR&D product, the assets are reduced to zero. Upon approval of the products in development for sale and placement into service, the associated IPR&D intangible assets will be placed into service and subject to amortization as an intangible asset. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

If the fair value of the IPR&D is less than its carrying amount, an impairment loss is recognized for the difference. Beginning in 2018, we have been assessing for indications of impairment of IPR&D assets quarterly. Based on results of the assessment of impairment indications performed, we determined that the carrying value of our IPR&D asset was in excess of its fair value and, accordingly, an impairment charge of $7.9 million was recognized in the three month period ending June 30, 2021.

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

Deferred income tax assets are reduced, as is necessary, by a valuation allowance when we determine it is more-likely-than-not that some or all of the tax benefits will not be realizable in the future. Realization of the deferred tax assets is dependent on a variety of factors, some of which are subjective in nature, including the generation of future taxable income, the amount and timing of which are uncertain. In evaluating the ability to recover the deferred tax assets, we consider all available positive and negative evidence, including cumulative income in recent fiscal years, the forecast of future taxable income exclusive of certain reversing temporary differences and significant risks and uncertainties related to our business. In determining future taxable income, management is responsible for assumptions utilized including, but not limited to, the amount of U.S. federal, state and international pre-tax operating income, the reversal of certain temporary differences, carryforward periods available to us for tax reporting purposes, the implementation of feasible and prudent tax planning strategies and other relevant factors. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that we are using to manage the underlying business. We assess the need for a valuation allowance each reporting period and would record any material changes that may result from such assessment to income tax expense in that period.

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

The most significant tax jurisdictions are Ireland, the United States, Argentina, and Hungary. Significant estimates are required in determining the provision for income taxes. Some of these estimates are based on management’s interpretations of jurisdiction-specific tax laws or regulations and the likelihood of settlement related to tax audit issues. Various internal and external factors may have favorable or unfavorable effects on the future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, changes in the international organization, likelihood of settlement, and changes in overall levels of income before taxes.

As of June 30, 2021, the Company had federal and state net operating loss carryover of $29.1 million and net operating loss carryovers in certain foreign tax jurisdictions of approximately $3.7 million which will begin to expire in 2022. At June 30, 2021, we had total tax credit carryovers of approximately $6.7 million, primarily consisting of Federal Orphan Drug Tax Credit carryovers. These credit carryovers are expected to be fully realized prior to their expiration, beginning in 2035.

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

Through the operation of our subsidiaries based in Argentina and Hungary, we are exposed to foreign exchange rate risks. In addition to the operations of our foreign subsidiaries, we also contract with vendors that are located outside the United States, and in some cases make payments denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2021, our liabilities denominated in foreign currencies were not material.

We are exposed to fluctuations in interest rates on our senior secured credit facilities. An increase in interest rates could have a material impact on our cash flow. As of June 30, 2021, a 100 basis point increase in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $2.2 million on interest expense.

As of June 30, 2021, we had cash and cash equivalents of $99.8 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

Inflation generally affects us by increasing our cost of labor, API and clinical trials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2021.

Item 4. Controls and Procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information under the capition “Legal Proceedings” set forth in Note 12 in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the risk factors in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020, we are also subject to the risk factors below, which should be considered carefully in evaluating our risk profile. The following risk factors should be read in conjunction with the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020. Except as set forth below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our inability to complete our pending divestiture of legacy assets on the initial terms agreed to by the parties or in the expected time frame, if at all, may adversely affect our business and financial condition.

On June 24, 2021, we and certain of our wholly-owned subsidiaries entered into a purchase and sale agreement with Alora and its affiliate pursuant to which we agreed to divest our legacy products business to Alora through the sale of the equity interests of certain of our indirect subsidiaries and other assets, including our Marietta, Georgia manufacturing facility. Following the closing of this transaction and the divestiture of our legacy business, we will retain our RVL Pharmaceuticals business focused on ophthalmology and aesthetics, led by Upneeq, as well as arbaclofen ER tablets in development to treat MS spasticity.

If the transaction fails to close on the initial terms agreed to among the parties, our business and financial condition may be adversely affected. A failed transaction may result in negative publicity and a negative impression of us among customers, suppliers or in the investment community or business community generally. If the proposed transaction fails to close, there may not be another party that is willing to purchase the Legacy Business for the same price. In particular, to the extent the transaction is terminated, or if we receive lower cash consideration than originally planned, then the amount of cash that we may allocate to the repayment of outstanding indebtedness under our term loan, and the timing of such repayment or funding, will also be affected. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Transaction, for which we will have received little or no benefit if the proposed Transaction is not completed. Many of these fees and costs will be payable by us even if the proposed Transaction is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Transaction.

Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed.

The divestiture of the Legacy Business would result in the loss of substantially all of our revenue generating assets, and the Company’s business plan is focused on the launch of Upneeq, which will diminish the Company’s cash flows in at least the near term, in particular cash inflows from product sale. The Company will require additional capital to repay the remining portion of its term loans, fund its operating needs, including the commercialization of Upneeq and other activities. Accordingly, the Company expects to incur significant expenditures and increasing operating losses in the future. As a result, the Company’s current sources of liquidity will not be sufficient to meet its obligations for the 12 months following the date the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are issued. These conditions give rise to substantial doubt as to our ability to operate as a going concern. Our ability to continue as a going concern will require us to obtain additional funding, generate positive cash flow from operations and/or enter into strategic alliances or sell assets. We are exploring options to raise additional funding and may seek to raise additional capital through sales of our common stock, including through equity sales agreements with broker/dealers or other public or private equity financings, through new debt facilities, including convertible debt or through a sale of a portion or all rights to any of our assets to potentially secure additional non-dilutive funds. We cannot provide assurance that we will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received, that such proceeds would be sufficient to support our current operating plan for at least the next twelve months. Additional funds may not be available when we need them or on terms that are acceptable to us.

Item 6. Exhibits.

EXHIBIT 2.1	-

Purchase and Sale Agreement, dated as of June 24, 2021, by and among Osmotica Pharmaceuticals plc, Acella Holdings, LLC, Alora Pharmaceuticals, LLC and the Sellers listed therein* (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 30, 2021, Commission File No.001-38709)

EXHIBIT 10.1	-

Osmotica Pharmaceuticals plc Amended and Restated 2018 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021, Commission File No.001-38709)

EXHIBIT 31.1	-	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a—14 and 15d—14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	-	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a—14 and 15d—14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	-	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	-	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 101.INS	-	Inline XBRL Instance Document.

EXHIBIT 101.SCH	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104*		Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osmotica Pharmaceuticals plc

Dated: August 16, 2021	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer

Dated: August 16, 2021	By:	/s/ Andrew Einhorn
Andrew Einhorn
Chief Financial Officer