Form 10-K
period 2021-12-31
RVL Pharmaceuticals plc
filed 2022-03-30
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-38709

RVL Pharmaceuticals plc

(Exact name of registrant as specified in its charter)

Ireland	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Crossing Boulevard

Bridgewater, NJ 08807

(Address of principal executive offices)

(Zip Code)

(908) 809-1300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.01 nominal value per share	RVLP	Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting shares held by non-affiliates of the registrant on June 30, 2021, based upon the closing price of $3.01 of the registrant’s ordinary shares as reported on the Nasdaq Global Select Market, was approximately $61.5 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2022
Ordinary shares, $0.01 nominal value per share	83,515,411 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives and financial needs. Examples of forward-looking statements include, among others, statements we make regarding: our intentions, beliefs or current expectations concerning, among other things, future operations; future financial performance, trends and events, particularly relating to Upneeq and the development, approval and introduction of new products; U.S. Food and Drug Administration, or the FDA, and other regulatory applications, approvals and actions; the continuation of historical trends; our ability to manage costs and service our debt; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs.

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

TRADEMARKS AND TRADE NAMES

We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business. In addition, our name, logo and website name and address are our service marks or trademarks. Each trademark, trade name or service mark by any other company appearing in this Annual Report on Form 10-K belongs to its holder. The trade names and trademarks that we use include Upneeq®. We also own or have the rights to copyrights that protect the content of our products. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ™, SM, ® and © symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, service marks, trade names and copyrights.

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

●	Due to our dependence on one product, Upneeq, our business could be materially adversely affected if Upneeq does not perform as well as expected.

●	Our business may be adversely affected by the ongoing coronavirus outbreak.
●	Upneeq may fail to achieve market acceptance by clinicians and patients, or others in the medical community, and the market opportunity for Upneeq may be smaller than we estimate.
●	If we are unable to successfully commercialize Upneeq, or develop new products, on a timely or cost effective basis, our operating results will suffer.
●	Our profitability depends on our customers’ willingness to pay the price we charge for Upneeq. If we decide to lower the price we charge for Upneeq our profitability could materially suffer.
●	Our marketing and sales expenditures may not result in the commercial successful of Upneeq.
●	There is no certainty that we will be able to get FDA approval of arbaclofen ER and no certainty that we will be able to realize any value for arbaclofen ER if we decide to license or divest the product.
●	We expend a significant amount of resources on research and development, including milestones on in licensed products, which may not lead to successful product introductions.
●	If we are unable to maintain our sales, marketing and distribution capabilities, or establish additional capabilities if and when necessary, we may not be successful in commercializing Upneeq.
●	We depend to a large extent on third-party suppliers and distributors for Upneeq, including Nephron Pharmaceuticals, and if such suppliers and distributors are unable to supply raw materials for manufacture and deliver Upneeq in a timely manner, or are unable to manufacture Upneeq at a scale sufficient to meet demand, it could have material adverse effect on our business, financial position and results of operations.
●	If Upneeq does not produce the intended effects, our business may suffer.
●	Failures of or delays in clinical trials are common and have many causes, and such failures or delays could result in increased costs to us and could prevent or delay our ability to obtain regulatory approval and commence product sales for new products.
●	The drug regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	We are, and will continue to be in the future, a party to legal proceedings that could result in adverse outcomes.

PART I

ITEM 1. BUSINESS

Overview

We are a specialty pharmaceutical company focused on the commercialization and development of products that target markets with underserved patient populations in the ocular medicine and medical aesthetics therapeutic areas. In July 2020, we received regulatory approval from the FDA for RVL-1201, or Upneeq, (oxymetazoline hydrochloride ophthalmic solution), 0.1%, for the treatment of acquired blepharoptosis, more commonly known as droopy or low-lying eyelids, in adults. We believe Upneeq is the first non-surgical treatment option approved by the FDA for acquired blepharoptosis. We launched Upneeq in September 2020 to a limited number of eye care professionals and expanded our commercialization efforts in 2021 among ophthalmology, optometry and oculoplastic specialties. In January 2022, we began the launch of Upneeq into medical aesthetics practices in select markets in the United States. Patients may purchase Upneeq either from eyecare or medical aesthetic professionals, or exclusively through RVL Pharmacy, Inc., our wholly-owned pharmacy.

On August 27, 2021, we announced the closing of the divestiture of our portfolio of branded and non-promoted products and our Marietta, Georgia manufacturing facility, or the Legacy Business, to certain affiliates of Alora Pharmaceuticals, or Alora, for $111 million in cash upon closing, subject to certain post-closing adjustments, and up to $60 million in contingent milestone payments, or the Transaction. Pursuant to the Transaction we retained the rights to Upneeq and to arbaclofen extended release, or ER, tablets, which is under development for the treatment of spasticity in multiple sclerosis.

On January 17, 2022, we changed the name of Osmotica Pharmaceuticals plc to RVL Pharmaceuticals plc, and our ordinary shares began trading under the symbol “RVLP.”

With the divestiture of the Legacy Business, our commercial operations are now conducted by our wholly-owned subsidiary, RVL Pharmaceuticals, Inc. and its subsidiary RVL Pharmacy, LLC or RVL Pharmacy. We process prescriptions and dispense Upneeq directly to patients from RVL Pharmacy. Our primary markets are self-pay segments in the ocular medicine and medical aesthetic therapeutic areas, where Upneeq is either sold and dispensed by us directly to the patient pursuant to a prescription submitted by a health care provider, or is sold to physician practices directly and dispensed by physicians in that practice. Upneeq is not covered or reimbursed by any third-party payor such as Medicaid, Medicare or commercial insurance. By focusing on the self-pay market segments, we believe we have streamlined and simplified patient access to Upneeq and are not exposed to reimbursement risk associated with reliance on payments from such third-party payors. In ocular medicine, our sales efforts focus on ophthalmologists, optometrists and oculoplastic surgeons. In aesthetics, our sales force focuses primarily on medical aesthetic practices.

We acquired the license to Upneeq in 2017 as part of our asset acquisition of RevitaLid, Inc. now known as RVL Pharmaceuticals, Inc. As part of the acquisition and under the terms of the acquired license, we agreed to make future earn-out, milestone and royalty payments based on net sales and regulatory developments with respect to Upneeq.

On July 28, 2020, we entered into a license agreement with Santen Pharmaceutical Co., Ltd, or Santen granting Santen the exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as EMEA countries. Santen is responsible for further development of RVL-1201 in the licensed territories. Under the license agreement with Santen, we received an upfront cash payment of $25.0 million, license milestone payments of $10.0 million and may receive additional milestone payments up to $54.0 million based on regulatory and sales achievements in Santen’s territories. We are also entitled to royalty payments on net sales of RVL-1201 in Santen commercialization territories.

We are exploring opportunities to sell or out-license our late-stage product candidate arbaclofen ER tablets designed for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis for which we have completed Phase III clinical trials. In June 2020, we resubmitted our NDA for arbaclofen ER tablets for the alleviation of spasticity in multiple sclerosis to the FDA. On July 17, 2020 we received notice from the FDA that it considered the resubmission a complete response to the July 9, 2016 action letter and set a goal date for a FDA decision on the NDA of December 29, 2020. On December 28, 2020, we received a complete response letter, or CRL indicating the FDA could not approve the NDA in its then current form. The CRL stated that we did not provide adequate justification (including in our most recent NDA amendment) for the statistical analysis of the change from baseline to Day 84 in the Total Numeric-transformed Ashworth Scale in the most affected limb, or TNmAS-MAL, scores comparing arbaclofen ER 40 mg to placebo, one of the co-primary endpoints. On January 23, 2021, we submitted a Type A meeting request to the FDA to discuss the CRL’s recommendations and obtain advice on a path forward for the NDA. The meeting took place on March 4, 2021, during which we explored selective review of the currently available data and options for a path forward for FDA approval, including conducting another clinical study. On August 2, 2021, we submitted a Special Protocol Assessment, or SPA, to the FDA proposing an additional clinical study for arbaclofen ER. The FDA responded in a letter dated October 15, 2021, indicating that they are unable to issue an agreement on the submitted protocol. We are reviewing the FDA’s comments and may request a Type A meeting with the Division to discuss the protocol. We intend to revise the protocol and statistical analysis plan and resubmit the SPA agreement request.

Our Market

Our healthcare provider customers include optometrists, ophthalmologists, oculoplastic surgeons, facial plastic surgeons, dermatologists, and practitioners qualified to diagnose and treat acquired blepharoptosis, or droopy or low-lying eyelids, in adults. Our target patient population comprises adults with droopy or low-lying eyelids or acquired ptosis, the majority of which are female. While the exact prevalence of acquired ptosis is unknown, we believe it to be a common age-related condition. A survey of eye care providers and medical aesthetics specialists suggests that approximately half of adult patients visiting these specialties may be affected by droopy or low-lying eyelids. Further, we estimate that approximately 60% of adult women self-identify as having some degree of droopy or low-lying eyelids and a majority of those women indicate that they are bothered by the position of their eyelids.

The global medical aesthetics market is expected to grow at a compound annual growth rate of over 10% and reach $18 billion in 2027, with North America representing the largest share of the global market. Similarly, the global eye care market is expected to grow at a compound annual growth rate of over 6% through 2026 and reach $86 billion. An estimated 100 million adults visit an eye care provider each year in the United States alone.

We believe the growth in medical aesthetics and eye care markets will be driven by a number of factors, including:

●	an aging population together with an increasing life expectancy, which is resulting in more consumers with a desire for improved appearance and well-being over a longer period of time;
●	rising disposable income, with the U.S. Bureau of Economic Analysis reporting that real disposable income in the United States increased approximately 21% from December 2012 to December 2020;
●	growing awareness, utilization and acceptance of elective or minimally invasive and non-invasive interventions; and
●	continued innovation and improved accessibility to treatments due to an increase in the number of physicians who offer eye care and medical aesthetics services.

Our Strategy

Our goal is to become a growth company in the fields of ocular medicine and medical aesthetics. To accomplish this goal, we intend to:

Establish Upneeq as the First-line Treatment Option for Acquired Ptosis and Continue to Grow Sales. Upneeq is the first and only non-surgical FDA-approved treatment option for acquired ptosis in adults. We believe that there is a significant commercial opportunity for Upneeq given the meaningful unmet need for a non-invasive treatment across millions of acquired ptosis patients in the United States. Our near-term focus is to continue to launch Upneeq into the medical aesthetic market through our dedicated aesthetics sales force, while continuing to broaden penetration into the ocular medicine markets. While promotion of the product relies heavily on our sales force engaging eye care and medical aesthetic practices, we continue to raise patient and physician awareness of acquired ptosis and Upneeq through traditional advertising, medical conferences, social media (e.g., Facebook and Instagram) and are planning to increase direct-to-consumer advertising in 2022.

Broaden Distribution Channels for Upneeq. In September 2021, we initiated the Direct Dispense program to eye care professionals. Under the program we sell Upneeq directly to ECP practices where the practice is then able to resell and dispense Upneeq to appropriate patients. To address certain instances where an ECP may be unable to dispense a pharmaceutical product from his or her practice, in January 2022, we initiated the Virtual Inventory program where Upneeq is dispensed and furnished to patients by RVL Pharmacy pursuant to a prescription, after the product is sold to ECP practices for resale to patients.

Continue to Divest Non-Core Assets. Following the sale of our Legacy Business in 2021, the Company is looking to continue monetizing non-core assets to fully focus resources on growing Upneeq. Our late stage product candidate, arbaclofen ER, a treatment for spasticity associated with multiple sclerosis, we consider to be a non-strategic asset and the Company is seeking to either sell the asset or find a license partner to complete development and commercialize the product.

Leverage our pharmacy infrastructure. We consider RVL’s pharmacy operations to be a key strategic asset for the Company where we may look to opportunistically acquire or in-license rights to clinically differentiated products or product candidates suitable to our unique pharmacy distribution channel and self-pay healthcare marketplace. Our management team has a history of successfully executing and integrating product and company acquisitions, which we believe positions us to capitalize on these opportunities.

Our Portfolio

Upneeq (RVL-1201) for Acquired Blepharoptosis in Adults

We are focused on growing Upneeq with eye care and medical aesthetic professionals and providing a convenient prescription experience for patients through our pharmacy. RVL Pharmacy dispenses Upneeq only and operates only on a cash basis (i.e., it does not submit any claims to third party payors for prescriptions filled). As the first pharmacological treatment for acquired blepharoptosis approved by the FDA in the United States, we believe Upneeq represents an important therapy in the continuum of care for adult patients with acquired blepharoptosis.

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

Medical research has shown that eyelid droop can cause pupil obstruction and deficits in patients’ superior visual field. Additionally, blepharoptosis can lead to an asymmetric eye appearance or sleepy look which in turn can lead to increased appearance related distress, anxiety and depression, similar to patients with other appearance-altering ocular conditions. A Company sponsored survey conducted in 2021 (n=149) indicated health care providers estimate prevalence of blepharoptosis among their patient population to range from 42% to 62%. Additionally, consumer interest in eyelid position is high. In a market research report we commissioned in 2021 among 10,000 women aged 20-70 with household incomes greater than $50,000 more than 60% of participants identified as having at least one droopy or low-lying eyelid. Of those who identified as having droopy or low-lying eyelid(s), approximately 29% indicated an interest in purchasing Upneeq, if prescribed.

We acquired the worldwide rights to RVL-1201 in 2017 in exchange for an upfront cash payment plus the obligation to make additional payments based on our net sales of the product. RVL-1201 is manufactured and supplied to us by Nephron Pharmaceuticals Corporation under an exclusive supply agreement that has a term of five years from the production of the initial commercial batches, which occurred in July 2020 and automatically renews for additional one-year periods unless either party provides at least 90 days advance written notice of non-renewal. Remaining milestone payments in an aggregate amount of up to $1.3 million could become payable by us upon the achievement of certain regulatory and sales milestones.

Results from the first Phase III clinical trial of RVL-1201 demonstrated that the formulation met its primary efficacy endpoint and was well-tolerated. The 2:1 randomized, double-masked, placebo-controlled study comprised 140 patients with blepharoptosis in two treatment groups for 42 days. Patients treated with RVL-1201 received one full drop in each eye each morning while patients treated with the placebo also received one full drop in each eye each morning. The primary efficacy endpoints were change in baseline visual field using the Leicester Peripheral Field Test or LPFT, on Hour 6 Day 1 (p=0.0003) and Hour 2 on Day 14 (p< 0.0001). As shown below, patients who received RVL-1201 once-daily experienced a statistically significant improvement in visual field when compared to the placebo group.

RVL-1201 Phase III Clinical Trial Efficacy: Leicester Peripheral Field Test (LPFT)

(Intent-to-Treat Population)

RVL-1201 was generally well tolerated by patients in this clinical trial when administered once daily over a 6-week period. There were no serious adverse events identified from treatment with RVL-1201 in this Phase III clinical trial.

The second Phase III trial was a six-week randomized, multicenter, double-masked, placebo-controlled study to evaluate the safety and efficacy of once-daily treatment of RVL-1201 compared with placebo for the treatment of acquired blepharoptosis. The primary endpoint was a measurement of the mean change from baseline of the number of points seen out of a total of 35 in the top four rows of the LPFT as measured in two time points: hour 6 on day 1 and hour two on day 14. The secondary endpoint was a measurement of the distance between the center of the pupillary light reflex and the upper eyelid margin, or MRD-1. Topline results from the second Phase III trial showed that the trial met both the primary and secondary endpoints. The mean change from baseline on the LPFT on hour 6, day 1 was 6.3 for RVL-1201 versus 2.1 for vehicle (p < 0.0001) and on hour two, day 14 was 7.7 for RVL-1201 versus 2.4 for vehicle (p < 0.0001). The results also showed a statistically significant improvement in MRD-1 at 5 and 15 minutes, and 2 and 6 hours post dose on days 1 and 14. We also completed a 12-week randomized, multicenter, double-masked, placebo controlled safety study to evaluate the safety of RVL-1201 compared with vehicle for the treatment of acquired blepharoptosis. Results of the safety study showed RVL-1201 was well tolerated when administered once daily over a 12-week period where the majority of adverse events were mild and did not require treatment. On July 8, 2020, the FDA approved Upneeq for the treatment of acquired blepharoptosis, or droopy or low-lying eyelids, in adults.

Arbaclofen ER for the Alleviation of Spasticity in Multiple Sclerosis Patients

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

In June 2020, we amended our NDA, which had been previously submitted in 2015, for arbaclofen ER tablets for the alleviation of spasticity in multiple sclerosis to the FDA. On July 17, 2020 we received notice from the FDA that it considered the amendment a complete response to the July 9, 2016 action letter and set a goal date for a FDA decision on the NDA of December 29, 2020. On December 28, 2020 we received a complete response letter, or CRL indicating the FDA could not approve the NDA in its then current form. The CRL stated that we did not provide adequate justification (including in our most recent NDA amendment) for the statistical analysis of the change from baseline to Day 84 in TNmAS-MAL scores comparing arbaclofen 40 mg to placebo, one of the co-primary endpoints. On January 23, 2021, we submitted a Type A meeting request to the FDA to discuss the CRL’s recommendations and obtain advice on a path forward for the NDA. The meeting took place on March 4, 2021, during which we explored selective review of the currently available data and options for a path forward for FDA approval, including conducting another clinical study. On August 2, 2021, we submitted a Special Protocol Assessment, or SPA, to the FDA proposing an additional clinical study for arbaclofen ER. FDA responded in a letter dated October 15, 2021, indicating that they are unable to issue an agreement on the submitted protocol. We are reviewing the FDA’s comments and may request a Type A meeting with the Division to discuss the protocol. We intend to revise the protocol and statistical analysis plan and resubmit the SPA agreement request. If we are required to conduct any additional clinical trials for arbaclofen, our development costs will increase, our regulatory approval process could be delayed or denied and we may not be able to commercialize and commence sales of arbaclofen ER in the timeframe currently contemplated, if at all.

Intellectual Property

We have built and continue to develop our intellectual property portfolio for Upneeq and arbaclofen ER. We rely on our substantial know-how, technological innovation, patents, trademarks, trade secrets, other intellectual property and in-licensing opportunities to maintain and develop our competitive position. We pursue patent protection in the United States and selected international markets. As of December 31, 2021, we owned or had license rights to 24 U.S. patents, 14 patents outside the United States and 12 pending patent applications, the last of which expires in 2039.

Upneeq benefits from substantial intellectual property. Upon approval, Upneeq received three years of data exclusivity from the FDA that expires on July 8, 2023. Additionally, the patent portfolio protecting Upneeq consists of both issued method of use patents expiring in 2031 and formulation patents expiring in 2039. Internationally, Upneeq has intellectual property protection granted or pending in most major markets in North and South America, Asia and Europe.

Competition

We believe Upneeq enjoys certain market benefits including the distribution channels through which patients access the product. Unlike most other pharmaceutical products, Upneeq is not distributed and dispensed by national pharmacy chains but is sold and dispensed directly to patients through our wholly-owned pharmacy. Accordingly, in the event a generic equivalent to Upneeq were to be approved by the FDA, there is no retail pharmacy where the drug can be automatically substituted for a generic equivalent. Nevertheless, the pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. We may face competition from various eye care, medical aesthetics and generic drug companies that engage in drug development activities. Many of our competitors have greater financial flexibility to deploy capital in certain areas as well as more commercial and other resources, marketing and manufacturing organizations, and larger research and development staff. As a result, these companies may be able to pursue strategies or approvals that we are not able to finance or otherwise pursue and may receive FDA, European Medicines Agency or other applicable regulatory approvals more efficiently or rapidly than us. Also, our competitors may have more experience in marketing and selling their products post approval and gaining market acceptance more quickly. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Upneeq could become less competitive if our competitors are able to license or acquire technology that is more effective or less costly and thereby offer an improved or a cheaper alternative to Upneeq. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize Upneeq in our target commercial markets.

Government Regulation and Approval Process

Government authorities in the United States at the federal, state and local level, including the FDA, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, marketing and export and import of drug products such as Upneeq and arbaclofen ER. Failure to comply with applicable regulatory requirements can, among other things, result in suspension of regulatory approval and possible civil and criminal sanctions. Regulations, enforcement positions, statutes and legal interpretations applicable to the pharmaceutical industry are constantly evolving and are not always clear. Significant changes in regulations, enforcement positions, statutes and legal interpretations could have a material adverse effect on our financial condition and results of operations.

Additionally, future healthcare legislation or other legislative proposals at the federal and state levels could bring about major changes in the affected health care systems. We cannot predict the outcome of such initiatives, but such initiatives, if passed, could result in significant costs to us in terms of costs of compliance and penalties associated with failure to comply.

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

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug can be marketed in the United States. The process required by the FDA before a new drug may be marketed in the United States generally involves:

●	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s current good laboratory practice, or GLP, regulations;
●	submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin in the United States;
●	approval by an institutional review board, or IRB, before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practice, or GCP, to establish the safety and efficacy of the proposed drug product for each intended use;
●	submission to the FDA of an NDA;
●	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s Current Good Manufacturing Practice, or cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	satisfactory completion of a potential review by an FDA advisory committee, if applicable; and
●	FDA review and approval of the NDA.

Once a product candidate is identified for development, the first step in proceeding to clinical studies is preclinical testing. Preclinical tests include laboratory study evaluations of the product to determine its chemistry, formulation and stability, as well as animal studies to evaluate the potential for efficacy and toxicity. Toxicology studies are also performed to assess the potential safety of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs. The results of these studies are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials, including concerns that human research subjects are or would be exposed to an unreasonable and significant risk of illness or injury, and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent IRB must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences and it must monitor the study until completed.

Clinical trials involve the administration of a drug product candidate to human subjects under the supervision of qualified medical investigators. Clinical trials are conducted according to study protocols that detail the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor participant safety, and these study protocols must be submitted to the FDA as part of the IND. Clinical trials must also comply with extensive GCP requirements, including requirements related to informed consent.

The FDA, the IRB or the sponsor may suspend or terminate a clinical trial or impose other conditions at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or for failure to comply with GCP or the IRB’s requirements. Human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include, among other things, the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. Under federal law, the submission of most NDAs is subject to a substantial application user fee, and the manufacturer or sponsor of an approved NDA is also subject to annual program fees. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act, as amended, the FDA has agreed to certain performance goals in the review of NDAs through a two-tiered classification system, Standard Review and Priority Review. Priority Review designation is given to drugs that are intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness over existing therapies. The FDA endeavors to review most applications subject to Standard Review within ten months whereas the FDA’s goal is to review most Priority Review applications within six months.

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

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs such as Upneeq may be marketed only for the approved indications and in a manner consistent with the provisions of the approved labeling. While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If a company, including any agent of the company or anyone speaking on behalf of the company, is found to have improperly promoted off-label uses, the company may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Adverse event reporting and submission of periodic reports and promotional material is also required following FDA approval of an NDA. Additionally, the FDA may require post-marketing testing, known as Phase IV testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to comply with cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments and list their marketed products with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls based on the discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or the failure to comply with regulatory standards. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks. In addition, regulatory authorities may take other enforcement action, including, among other things, Warning Letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, clinical trial holds, refusal to approve pending applications or supplements to approved applications, civil penalties and criminal prosecution.

The Hatch-Waxman Amendments

505(b)(2) NDAs

We submitted our NDA for arbaclofen ER under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference from the data owner. The applicant may rely upon the FDA’s findings of safety and efficacy for an approved product that acts as the “listed drug.” The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the change from the listed drug. The FDA may then approve the new product candidate for all, or some, of the conditions of use for which the branded reference drug has been approved, or for a new condition of use sought by the 505(b)(2) applicant.

The number and size of studies that need to be conducted by the sponsor depends on the amount and quality of data pertaining to the reference drug that are publicly available, and on the similarity of and differences between the applicant’s drug and the reference drug. Additionally, all development, process, stability, qualification and validation data related to the manufacturing and quality of the new product must be included in the 505(b)(2) NDA. In some cases, extensive, time-consuming, and costly clinical and nonclinical studies may still be required for approval of a Section 505(b)(2) NDA.

Orange Book Listing

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Upneeq, for example, as of December 31, 2021, had eight patents listed in the FDA Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA (i) that there is no patent listed with the FDA as covering the relevant branded product, (ii) that any patent listed as covering the branded product has expired, (iii) that the patent listed as covering the branded product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved by the FDA until the expiration of such patent or (iv) that any patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the ANDA is submitted. A notice of the Paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

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

A drug, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. Upneeq, for example, was afforded three years of exclusivity through July 8, 2023. In addition, drugs approved for diseases for which the patient population is sufficiently small, or orphan indications, are entitled to a seven-year data exclusivity period.

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

Healthcare Reform

In the United States, federal and state governments continue to propose and pass legislation or take administrative action designed to reform the health care system, which include initiatives to reduce the cost of health care. Pharmaceutical pricing and reimbursement has been a focus of such efforts. Continued health care reform efforts are likely. The nature and scope of such efforts cannot be predicted. Additionally, although Upneeq is not currently covered by any private or government insurance, we cannot predict if Upneeq may be covered in the future, or the future effect such reforms may have on our business. No assurance can therefore be given that any such reforms will not have a material adverse effect. See “Risk Factors – Risks related to our industry.”

Healthcare Regulations

In the United States, our business activities are subject to numerous other federal, state and local laws designed to, for example, prevent fraud and abuse; promote transparency in interactions with others in the healthcare industry; and protect the privacy of individual information. These laws are enforced by various federal and state enforcement authorities, including but not limited to, the U.S. Department of Justice, and individual U.S. Attorney offices within the Department of Justice, the U.S. Department of Health and Human Services, or HHS, HHS’ various divisions, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, and the Office of Inspector General, and state boards of pharmacy.

We may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws, and false claims laws, for activities related to past and future sales of any products reimbursable by third party payors such as federal health care programs (including Medicare and Medicaid) or, in some cases, commercial health plans. Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase, prescription or use of a particular drug. False claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third-party payors that are false or fraudulent. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such laws.

Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require manufacturers to adopt certain compliance standard; require disclosure to the government and public of such interactions; regulate drug pricing and/or require the registration of pharmaceutical sales representatives. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to challenge.

The FDA regulates the sale and marketing of prescription drug products and, among other things, prohibits pharmaceutical manufacturers from making false or misleading statements and from promoting products for unapproved uses.

We may be subject to data privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. Numerous U.S. federal and state laws govern the collection, use, disclosure and storage of personal information. Various foreign countries also have, or are developing, laws governing the collection, use, disclosure and storage of personal information. Globally, there has been an increasing focus on privacy and data protection issues that may affect our business. See “Risk Factors - Risks related to our industry.”

If our operations are found to be in violation of any of the health regulatory laws described above, or any other laws that apply to us, we may be subject to penalties, including, without limitation, civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.

State Price Reporting

Several states have implemented regulations around price transparency and are requiring pharmaceutical manufacturers to register and report a drug’s wholesale acquisition cost, or WAC, and any increase in a drug’s WAC price. We may or may not be subject to these regulations and cannot predict how many additional states will enact similar regulations or how these regulations will change in the future. Companies required to register and submit information and who fail to do so may be subject to fines and other penalties.

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

Federal Regulation of Patent Litigation Settlements and Authorized Generic Arrangements

As part of the Medicare Prescription Drug Improvement and Modernization Act of 2003, companies are required to file with the Federal Trade Commission, or FTC, and DOJ certain types of agreements entered into between brand and generic pharmaceutical companies related to the settlement of patent litigation or manufacture, marketing and sale of generic versions of branded drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.

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

Information about our Executive Officers

Brian Markison, 62, became a director and our Chief Executive Officer in 2016. Mr. Markison has been a healthcare industry advisor to Avista since September 2012 and has more than 30 years of operational, marketing, commercial development and sales experience with international pharmaceutical companies. From July 2011 to July 2012, he served as the President and Chief Executive Officer and member of the board of directors of Fougera Pharmaceuticals Inc., a specialty pharmaceutical company in dermatology that was sold to Sandoz Ltd., the generics division of Novartis AG. Before leading Fougera, Mr. Markison was Chairman and Chief Executive Officer of King Pharmaceuticals, Inc., which he joined as Chief Operating Officer in March 2004. He was promoted to President and Chief Executive Officer later that year and elected Chairman in 2007. Prior to joining King Pharmaceuticals, Inc., Mr. Markison held various senior leadership positions at Bristol-Myers Squibb Company, including President of Oncology, Virology and Oncology Therapeutics Network; President of Neuroscience, Infectious Disease and Dermatology; and Senior Vice President, Operational Excellence and Productivity. He serves as Chairman of the board of Lantheus Holdings, Inc. and is on the board of directors of Avista Healthcare Public Acquisition Corp., National Spine and Pain Centers, LLC and Braeburn Pharmaceuticals, Inc. He is also a Director of the College of New Jersey. Mr. Markison received a B.S. degree from Iona College.

Tina deVries, Ph.D., 61, became our Executive Vice President, Research & Development in May 2016. Dr. deVries most recently served as the Principal of TM deVries Consulting, LLC from October 2014 to April 2016. From October 2013 to September 2014, she held the position of Vice President of Nonclinical and Clinical Pharmacology at

Actavis plc. Dr. deVries previously served as the Vice President of Clinical Pharmacology at Warner Chilcott plc, a specialty pharmaceutical company, from April 1996 until the company was acquired by Actavis in October 2013. Dr. deVries holds a B.S. in Pharmacy and a Ph.D. in Pharmaceutics and Pharmaceutical Chemistry from The Ohio State University.

Andrew Einhorn, 62, became our Chief Financial Officer in September 2017. Mr. Einhorn has more than 15 years of experience in the pharmaceutical industry. From March 2014 to March 2017, Mr. Einhorn served as the Chief Financial Officer of Edge Therapeutics, Inc., a clinical-stage biotechnology company that he joined as Executive Vice President of Corporate Development in May 2013. Prior to that, he was a co-founder, Executive Vice President and Chief Financial Officer at Oceana Therapeutics, Inc. from May 2008 to January 2012. Previously, Mr. Einhorn was a co-founder and Chief Financial Officer of both Esprit Pharma, Inc., from June 2005 to October 2007, and ESP Pharma, Inc., from April 2003 to March 2005. From 1983 to 2003, Mr. Einhorn was an investment banker with Credit Lyonnais Securities, PNC Capital Markets, Chase Securities, Inc., Bankers Trust Company and the Chase Manhattan Bank. Mr. Einhorn is licensed as a Certified Public Accountant in the State of New Jersey and holds a B.S. in Finance and Accounting from The American University.

James Schaub, 40, has served as our Executive Vice President and Chief Operating Officer since 2016. Prior to that he served as Chief Operating Officer, Trigen Laboratories beginning in December 2013. Mr. Schaub previously served as Vice President, M&A of Fougera Pharmaceuticals, Inc. from August 2011 to September 2012. Prior to that, Mr. Schaub spent five years with King Pharmaceuticals, Inc., where he held several commercial roles of increasing responsibility. He joined our company in December 2013. Mr. Schaub holds a B.A. in Economics from Middlebury College and an M.B.A. from Rutgers Business School.

Christopher Klein, 58, became our General Counsel and Secretary in December 2013. Mr. Klein previously served as the General Counsel of Fougera Pharmaceuticals Inc. from August 2011 to September 2012. Prior to his time at Fougera Pharmaceuticals Inc., Mr. Klein spent six years with King Pharmaceuticals, Inc. where he held the position of Deputy General Counsel prior to King Pharmaceuticals, Inc.'s acquisition by Pfizer, Inc. Prior to that, Mr. Klein spent six years in senior legal roles with Bristol-Myers Squibb Company. Mr. Klein holds a B.A. in Biology from Adelphi University, an M.A. in Education from Columbia University and a J.D. from Fordham University.

Employees

As of December 31, 2021, we had a total of 156 full time employees (including two employees in Hungary). We have no collective bargaining agreements with our employees and none are represented by labor unions. We consider our current relations with our employees to be good.

Corporate Information

Our principal executive offices are located at 400 Crossing Boulevard, Bridgewater, New Jersey 08807, and our registered office in Ireland is 25-28 North Wall Quay, Dublin 1, Ireland and our telephone number is (908) 809-1300. Our website address is www.rvlpharma.com.

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

ITEM 1A. RISK FACTORS

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. We have presented the below risks as “Risks related to our business,” “Risks related to the development and commercialization of products,” “Risks related to our intellectual property rights,” “Risks related to our industry,” “Risks related to our indebtedness,” “Risks related to our ordinary shares,” “Risks related to being an Irish corporation listing ordinary shares,” “Risks related to taxation” and “General risk factors.” If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, prospects, operating results or financial condition.

Risks related to our business

Our business may be adversely affected by the ongoing coronavirus outbreak.

The economic impact of the spread of COVID-19, which has caused a broad impact globally, such as restrictions on travel, access, gatherings and stay at home orders put into place by businesses and governments, has and may in the future adversely affect us. In particular, we launched our commercial activities for Upneeq and began engaging with eye care providers to promote Upneeq in September 2020, and since that time have expanded our field sales force. In some instances, our sales force has encountered challenges engaging with eye care providers during this on-going pandemic. Although many areas of the United States have re-opened, or begun to re-open, access to offices and other commercial facilities, there continue to be areas where restrictions remain in place or may be reinstated as a result of concerns about the spread of new variants, such as the Delta or Omicron variants, which may have the potential to affect our ability to conduct our business and the ability of patients to visit their eye care providers. Additionally, new variants, including the Delta and Omicron variants, which could be resistant to existing vaccines, may lead to new shutdowns or business disruptions in the future, and our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted.

Additionally, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic has resulted in and could continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity and our ability to execute on our strategic plans.

In addition, the disruptions caused by the COVID-19 pandemic could divert healthcare resources away from, or materially delay the FDA approval with respect to, our clinical trials and marketing applications for our current and future product candidates, including arbaclofen ER. It is unknown how long these disruptions could continue. Other known and unknown factors caused by COVID-19 could also materially delay our clinical trials that may be required for our current and future product candidates, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and/or approval of our current and future product candidates.

The extent to which the COVID-19 pandemic impacts our results will depend on future developments, including the spread of variants of the virus such as the Omicron variant, that are highly uncertain and cannot be predicted. We cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related mitigation efforts, including the length of time it may take for normal economic and operating conditions to resume or the extent to which the disruption may materially impact our business, financial position, results of operations or cash flows.

Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed or discontinued if we are unable to obtain the additional funding as or when needed.

The divestiture of the Legacy Business resulted in the loss of substantially all of our revenue generating assets, and our business plan is focused on the continued launch and commercialization of Upneeq. With the sale of the Legacy Business, our cash flows have been diminished and we expect our cash flows to continue to be diminished in at least the near term, in particular cash inflows from product sales. We will require additional capital to fund our operating needs, including the commercialization of Upneeq and other activities. Accordingly, we expect to incur significant expenditures and increasing operating losses in the future. These conditions give rise to substantial doubt as to our ability to operate as a going concern as our current sources of liquidity will not be sufficient to meet our obligations through the end of the third quarter of 2022.

Our ability to continue as a going concern will require us to obtain additional funding, generate positive cash flow from operations and/or enter into strategic alliances or sell assets. We are exploring options to raise additional funding and may seek to raise additional capital through product collaborations or sales of our ordinary shares, including through equity sales agreements with broker/dealers or other public or private equity financings, convertible debt or through a sale of a portion or all rights to any of our assets. We cannot provide assurance that we will receive cash proceeds from any of these potential sources or to the extent cash proceeds are received, that such proceeds would be sufficient to support our current operating plan or allow us to continue as a going concern. Additional funds may not be available when we need them on terms that are acceptable to us or at all and the terms of any such financings may impose operating restrictions on us that limit or restrict our ability to operate our business, which could adversely affect our ability to pursue the commercialization of Upneeq and other activities on our intended timeline or at all.

To the extent that we raise additional capital through the sale of convertible debt securities or equity, including through our existing at-the-market equity facility, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders.

Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in increased fixed payment obligations. For information about our current outstanding debt, see Note 12 in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and the risk factor titled “The terms of the Note Purchase Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.” If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Due to our dependence on Upneeq, our business would be materially adversely affected if this product does not perform as well as expected.

On June 24, 2021, we and certain of our wholly-owned subsidiaries entered into a purchase and sale agreement with Acella Holdings, LLC, or Acella, and Alora Pharmaceuticals, LLC, an affiliate of Acella, pursuant to which we agreed to divest our legacy products business to Acella through the sale of the equity interests of certain of our indirect subsidiaries and other assets. Following the closing of this transaction on August 27, 2021, and the divestiture of our legacy assets, we retained the RVL Pharmaceuticals business focused on eye care and medical aesthetics, led by Upneeq. We do not currently commercialize any product other than Upneeq.

Any material adverse developments, including an inability of our sales force to effectively market and sell Upneeq, new competition from generic or other brand products, supply shortages with respect to the manufacture, sale, distribution or use of Upneeq, the unwillingness of patients or healthcare providers to pay the price at which we offer Upneeq, or our failure to successfully introduce Upneeq into the medical aesthetics market, could have a material adverse effect on our revenues and gross profit.

Upneeq may fail to achieve market acceptance by clinicians and patients, or others in the medical community, and the market opportunity for Upneeq may be smaller than we estimate.

Upneeq may fail to gain market acceptance by clinicians, patients, and others in the medical community. While there are no drugs other than Upneeq currently approved in the United States for the treatment of acquired blepharoptosis, or droopy eye lids, in adults, some clinicians may treat blepharoptosis with off-label use of other products or with surgery, or they may not treat the condition at all. Additionally, as the first drug approved for blepharoptosis, we spend significant resources on educating clinicians about the disorder and the impact on patients’ lives. Our education efforts may not be sufficient to convince clinicians to prescribe Upneeq for their patients suffering from blepharoptosis.

If Upneeq does not achieve adequate levels of acceptance by clinicians or patients, we will not generate significant product revenues. The degree of market acceptance of Upneeq will depend on a number of factors, including:

●	the efficacy and potential advantages of Upneeq compared to alternative treatments, including surgery;
●	the timing of market introduction of competitive products;
●	the price at which we offer Upneeq;

●	the clinical indication for which Upneeq is approved;

●	the willingness of the target patient population to try new therapies and of clinicians to prescribe these therapies; and

●	the effectiveness of our marketing and distribution support, and our available resources to support adequate marketing efforts.

Our assessment of the potential market opportunity for Upneeq is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. The potential market opportunity for the treatment of acquired blepharoptosis, or droopy eye lid, is difficult to estimate precisely. The results from our physician and patient surveys may be less reflective of the acquired blepharoptosis population as a whole than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size or otherwise fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for Upneeq may be smaller than we expect, and as a result our product revenue may be less than expected. The uncertainty with respect to the future progression of the COVID-19 pandemic and its long-term effects may also adversely impact the accuracy of such estimates and our potential market opportunity for Upneeq. Upneeq is only available through our pharmacy, RVL Pharmacy, and is a cash-only product not covered by any private or government insurance. We control the price for Upneeq which is consistent for all patients. Although we believe this cash-only model with consistent pricing is a benefit to patients, the price or distribution model may not be accepted by clinicians or patients and may negatively impact filled prescriptions and sales of Upneeq.

If we are found to have improperly promoted Upneeq, we may be subject to restrictions on the sale or marketing of our product and significant fines, penalties and sanctions, and our image and reputation within the industry and marketplace could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, promotion for a product must be balanced, truthful, not misleading and consistent with the labeling approved by the FDA. Upneeq has been approved by the FDA for the treatment of acquired blepharoptosis, or droopy eye lid, in adults. Acquired blepharoptosis may be caused by a variety of factors and may negatively impact the vision and appearance of a patient. Although we cannot legally promote Upneeq for uses inconsistent with its FDA-approved labeling, we cannot control how prescribers choose to use the product. We have policies, procedures, and controls in place to address off-label promotion, but there remains a risk that the FDA or other regulatory agencies could view our promotional practices in eye care and/or medical aesthetics as improper. If we are found to have promoted such unapproved uses prior to the FDA’s approval for an additional indication, we may, among other consequences, receive Untitled or Warning Letters and become subject to significant liability, which would materially harm our business. The U.S. federal government has levied significant civil and criminal fines against companies and individuals for alleged improper promotion and has entered into settlement agreements with pharmaceutical companies to limit inappropriate promotional activities. Violation of the Federal Food, Drug and Cosmetic Act, or the FDCA, and other statutes, including the False Claims Act, and other legislation relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our reputation could be damaged.

If our product or our current or future product candidates do not produce the intended effects, our business may suffer.

If our product or our current and future product candidates do not produce the effects intended our business may suffer. For example, in July 2020, we received regulatory approval from the FDA for Upneeq, the first approved non-surgical treatment for acquired blepharoptosis, or droopy eyelid, in adults. We launched Upneeq in September 2020 with an in-person sales effort focused on ophthalmologists and optometrists. Despite these efforts, Upneeq may not produce sufficient treatment results such that patients or eye care specialists deem it an effective treatment for acquired blepharoptosis. Upneeq and any products we may develop in the future may not have the effect intended if they are not taken in accordance with applicable instructions. Even when used as directed, there can be no assurance that Upneeq or any products we may develop in the future will not experience an actual or perceived lack of efficacy or increase in side effects.

If we are unable to develop or maintain our sales capabilities, we may not be able to effectively market or sell Upneeq or any other products we may develop.

We face a number of additional risks in developing or maintaining internal sales and marketing capabilities, including:

●	not being able to attract talented and qualified personnel to build an effective marketing or sales force capability, or not being able to attract personnel with sufficient experience in selling and marketing to the physicians in eye care and medical aesthetics;
●	the cost of establishing or maintaining a marketing and sales force capability may not be justified by the total revenues generated from our product; and
●	our direct sales and marketing efforts for Upneeq may not be successful.

If we are unable to establish or maintain adequate sales and marketing capabilities or are unable to do so in a timely manner, our ability to generate revenues and profits from our product will be limited and this could have a material adverse effect on our business, financial position and results of operations.

As we expand our marketing efforts for Upneeq, we are investing in expanding our sales and marketing organization into new areas such as medical aesthetics. In 2020, we established our sales and marketing infrastructure for the commercial launch of Upneeq to eye care professionals and the distribution of Upneeq directly to patients through RVL Pharmacy. As a company we have limited experience in the sales, marketing and distribution of ophthalmic products. In 2021 and into 2022, we continued expanding our sales force and increasing the number of managers and sales people with eye care and medical aesthetics experience.

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

Factors that may inhibit our efforts to commercialize Upneeq on our own include:

●	our inability to recruit, train and retain adequate numbers of effective eye care and medical aesthetics sales and marketing personnel;
●	the inability of sales personnel to obtain access to clinicians, including as a result of limitation on office visits as a result of COVID-19 or other health concerns, or persuade adequate numbers of clinicians to prescribe Upneeq; and
●	unforeseen costs and expenses associated with maintaining and expanding an independent sales, marketing and pharmacy organization.

Our decision to establish and dispense Upneeq exclusively through a wholly-owned mail order pharmacy represents a new distribution model for us and has expanded the scope of applicable government regulation and may provoke government scrutiny.

We have made the decision to dispense Upneeq solely through a mail order pharmacy operated by RVL Pharmacy, LLC. RVL Pharmacy LLC was established as a wholly-owned subsidiary of RVL Pharmaceuticals, Inc. (formerly RevitaLid, Inc. and the New Drug Application, or NDA, holder of Upneeq), which is our wholly-owned subsidiary commercializing Upneeq. The pharmacy dispenses only Upneeq and operates only on a cash basis (i.e., it does not submit any claims to third party payors for prescriptions filled). We cannot be certain that this business model will be successful. As a pharmacy, RVL Pharmacy is subject to certain regulations that have not historically applied to our operations, including state pharmacy licensure requirements and privacy and data security laws applicable only to health care providers. For example, although our companies may be subject to federal and state privacy laws generally applicable to business entities, none of our companies have historically been a covered entity under the Health Insurance Portability and Accountability Act, or HIPAA. Going forward, if our business model changes and RVL Pharmacy engages in certain electronic standard transactions involving individually identifiable information, such as submission of claims to third party payors, RVL Pharmacy could become subject to HIPAA as could other companies that had access to individually identifiable information about pharmacy patients in connection with activities supporting the pharmacy. HIPAA covered entities are subject to comprehensive data privacy, security and breach notification obligations and non-compliance may result in civil money penalties as well as criminal fines and imprisonment. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our pharmacy operations. For example, pharmacies licensed under California law are subject to California’s Confidentiality of Medical Information Act, CMIA, which places restrictions on the use and disclosure of medical information by providers of health care, including pharmacies, and can impose a significant compliance obligation on such providers. Violations of the CMIA can result in criminal, civil and administrative sanctions, and the CMIA also provides individuals a private right of action with respect to disclosures of their health information that violate CMIA.

Compliance with data privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, and restrict our ability to collect, use and disclose data. Each of these constantly evolving laws can be subject to varying interpretations. Failure to comply with data protection laws and regulations could result in government investigations and enforcement actions (which could include civil or criminal penalties), fines, private litigation, and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Our Direct Dispense and Virtual Inventory programs pursuant to which practitioners sell Upneeq directly to patients may increase scrutiny by state regulators.

Upneeq is currently marketed to eye care professionals who submit prescriptions for Upneeq directly to RVL Pharmacy for processing and dispensing. In September 2021, we introduced the Direct Dispense model to eye care practices. Pursuant to this model, eye care practices can purchase case quantities of Upneeq directly from RVL and then charge and dispense Upneeq directly from the practitioner’s office to patients who are diagnosed with acquired blepharoptosis and prescribed Upneeq by the practitioner. In January 2022, we introduced the Virtual Inventory program for practitioners who are unable to provide Upneeq directly from their offices. This program allows practitioners to purchase case quantities of Upneeq from RVL and charge their patients for the product, but the prescriptions for Upneeq are processed by and dispensed from RVL Pharmacy without the practitioner holding physical inventory even though title passes to the practitioner before passing to the patient. Under either the Direct Dispense or Virtual Model, state attorneys general or state regulatory agencies such as boards of ophthalmology, optometry or pharmacy may challenge the ability of practitioners to charge for and/or dispense Upneeq directly from a practitioner’s office or the financial arrangements underlying the models. If practitioners are unwilling to purchase Upneeq as part of the Direct Dispense or Virtual Inventory programs, or if one or more states prohibit implementation of the models, we may not be successful with the Direct Dispense and/or Virtual Inventory programs, which would adversely affect our business, results of operations or financial condition.

We may incur operating losses in the future.

Our net loss was $64.9 million for the year ended December 31, 2021. Our operating results may fluctuate significantly from quarter to quarter and year to year.

We devote significant amounts of financial resources to the marketing, sale and commercialization of Upneeq, and support of our research and development of our clinical and preclinical programs. We expect to incur significant expenses in the future. These expenses include those related to ongoing activities, as we:

●	add personnel to support our marketing, commercialization and sales of Upneeq and continue clinical and preclinical product development efforts;
●	launch new products into the marketplace;
●	conduct clinical trials and seek regulatory approval for arbaclofen ER and possibly additional indications for Upneeq;
●	continue development of arbaclofen ER;

●	continue our efforts for identifying new product opportunities, including business development and acquisitions; and
●	operate as a public company.

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

If we determine that our goodwill or indefinite-lived intangible assets have become impaired, we may record significant impairment charges, which would adversely affect our results of operations.

Goodwill and indefinite-lived intangible assets represent a significant portion of our total assets. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. Our indefinite-lived intangible assets relate to in-process research and development assets representing the value assigned to acquired research & development projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. In the future, goodwill and indefinite-lived intangible assets may increase as a result of future acquisitions. We review our goodwill and indefinite lived intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business. Any impairment of goodwill or indefinite-lived intangible assets, although a non-cash charge against earnings, could have a material adverse effect on our business, consolidated financial condition and results of operations. For example, we recognized impairment charges of $7.9 million and $28.9 million for the years ended December 31, 2021 and 2020, respectively, related to write downs to fair value of arbaclofen ER due to delays in anticipated commercialization of the product candidate, if approved. The extent to which we may record additional impairment charges in the future, in particular with respect to the commercialization of Upneeq or the development and regulatory approval of arbaclofen ER, remains uncertain. Any significant further impairment charges may adversely affect our results of operations.

We may not enter into any additional license agreements, and any license agreement that we may enter into in the future may not be successful, which could adversely affect our ability to continue to grow or sustain our product or current and future product candidates.

We may seek license agreements with pharmaceutical and healthcare companies in order to grow or sustain our product or current or future product candidates. To the extent that we decide to enter into license agreements, we will face significant competition in seeking appropriate licensees. Moreover, license agreements are complex and time consuming to negotiate, execute and implement. We may not be successful in our efforts to establish and implement license agreements or other alternative arrangements should we choose to enter into such arrangements, and the terms of the arrangements may not be favorable to us. If and when we enter into license agreements with third parties for development and commercialization of a product or current or future product candidate, we can expect to relinquish some or all of the control over the future success of such product or current or future product candidate to the third party. The success of any license agreements we may enter into will depend heavily on the efforts and activities of our future licensees. Licensees generally have significant discretion in determining the efforts and resources that they will apply to a product or product candidate.

Disagreements between parties to a license arrangement can lead to delays in developing or commercializing the applicable product or product candidate and can be difficult to resolve in a mutually beneficial manner.

We may face competition, including from other drug manufacturers and compounding pharmacies, which could significantly limit our growth and materially adversely affect our financial results.

The pharmaceutical industry is highly competitive. The principal competitive factors in the pharmaceutical industry include:

●	introduction of other drug manufacturers’ products in direct competition with Upneeq;
●	introduction of authorized generic products in direct competition with Upneeq, particularly during exclusivity periods;
●	the willingness of our customers to switch among products;
●	pricing pressures by competitors and customers;
●	a company’s reputation as a manufacturer and distributor of quality products;
●	a company’s level of service (including maintaining sufficient inventory levels for timely deliveries); and
●	product appearance and labeling.

Currently our commercial product, Upneeq, is the only FDA approved pharmaceutical agent to treat blepharoptosis in adults. That may change in the future, and we may face competition from other pharmaceutical and biopharmaceutical companies developing similar products and technologies. Our competitors may have longer operating histories and greater financial, research and development, marketing and other resources than we do. Consequently, many of our competitors may be able to develop products or processes competitive with, or superior to, our own. Furthermore, we may not be able to differentiate our product from those of our competitors, to successfully develop or introduce new products, on a timely basis or at all, that are less costly than those of our competitors, or to offer payment and other commercial terms to customers as favorable as those offered by our competitors. The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant change. We expect competition to intensify as technological advances and consolidations continue. New developments by other manufacturers and distributors could render our product uncompetitive or obsolete.

We may also face price competition generally as other manufacturers enter the market. Any such price competition may be especially pronounced where our competitors source their products from jurisdictions where production costs may be lower than our production costs (sometimes significantly), especially lower-cost non-U.S. jurisdictions. Any of these factors, in turn, could result in reductions in our sales prices and gross profit. There can be no assurance that we will be able to compete successfully in the industry or that we will be able to develop and implement any new or additional strategies successfully.

Our product Upneeq is a reference listed drug. After the regulatory exclusivity period expires for Upneeq in July 2023, manufacturers may gain approval of generic versions of Upneeq through the submission of Abbreviated New Drug Applications, or ANDAs. In order to obtain approval of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use and labeling as the reference listed drug, and that the generic version is bioequivalent to the reference listed drug, meaning that it is chemically identical and is absorbed in the body at the same rate and to the same extent. Ordinarily a generic drug developer will obtain samples of a reference listed drug on the open market. However, in cases where a reference listed drug is not available because of, for example, limited distribution, a generic company may request samples of the reference listed drug from the NDA holder under the Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act. The CREATES Act established a process that requires brand-name companies to provide generic companies with needed samples if the product is not generally available. The CREATES Act imposes substantial penalties if a branded company does not follow timing or other requirements set out in the law or otherwise acts in bad faith with respect to the sample request. As of December 31, 2021, we have received two requests for samples of Upneeq from generic companies pursuant to the CREATES Act. We have provided samples in response to each request.

An ANDA applicant need not conduct its own clinical trials to demonstrate the safety or effectiveness of its generic product, but instead may rely on the prior findings of safety and effectiveness for the reference listed drug. As a result, generic products may be significantly less costly to bring to market than reference listed drugs, and companies that produce generic products are generally able to offer them at lower prices. Moreover, many states allow or require substitution of a therapeutically equivalent generic drug at the pharmacy level even if a reference listed drug is prescribed. Thus, following the introduction of a generic drug, a significant percentage of the market share of a reference listed drug may be lost to the generic product. Competition from generic versions of Upneeq could negatively impact our future total revenues, profitability and cash flows.

A business interruption at our pharmacy in Sayreville, New Jersey or at facilities operated by third parties that we rely on, could have a material adverse effect on our business, financial condition and results of operations.

Upneeq is distributed to patients through our pharmacy, RVL Pharmacy, in Sayreville, New Jersey and through a contract pharmacy, KnippeRx, in Charlestown, Indiana. These facilities, or the facilities of third parties that we rely on for the development, supply, marketing or distribution of raw materials or finished products, including Nephron Pharmaceuticals’ facility in South Carolina, which we rely upon for the manufacture of Upneeq, could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. For example, the ongoing COVID-19 outbreak has resulted in increased travel restrictions and may result in extended shutdown of our facilities or certain of our suppliers’ businesses, which may negatively affect our suppliers’ operations. These or any further political or governmental developments or health concerns in countries in which we or our suppliers operate could result in social, economic and labor instability, which could have a material adverse effect on the continuity of our business, including with respect to the availability of raw materials for production. A significant disruption at any of these facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial condition and results of operations.

We depend to a large extent on third-party suppliers and distributors for the raw materials for Upneeq, particularly the chemical compounds comprising the API used in Upneeq, as well as suppliers and distributors for certain finished goods. A prolonged interruption in the supply of such products could have a material adverse effect on our business, financial position and results of operations.

We purchase raw materials, including API, and finished goods from both U.S. and non-U.S. companies. If we experience supply interruptions or delays, we may have to obtain substitute materials or products, which in turn would require us to obtain amended or additional regulatory approvals, subjecting us to additional expenditures of significant time and resources. We may source raw materials or API from a single source, which increases the risk to our business if supply from that source is interrupted. For example, Nephron Pharmaceuticals Corporation is our only supplier of Upneeq. If Nephron is unable to manufacture and deliver Upneeq in a timely manner, or is unable to manufacture Upneeq at a scale sufficient to meet demand, it could have a material adverse effect on our business, financial position and results of operations.

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

In addition, changes in our raw material suppliers, including suppliers of API, could result in significant delays in production, higher raw material costs and loss of sales and customers, because regulatory authorities must generally approve raw material sources for pharmaceutical products, which may be time consuming. Any significant supply interruption could have a material adverse effect on our business, research and development programs, financial condition, prospects and results of operations. Because the federal drug approval application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier may be required. A delay in the manufacture and marketing of the drug involved while a new supplier becomes approved by the FDA and its manufacturing process is determined to meet FDA standards could have a material adverse effect on our results of operations and financial condition. Generally, we attempt to mitigate the potential effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs that we manufacture. In addition, we may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for our product.

Our future success depends on our ability to attract and retain key employees and consultants.

Our future success depends, to a substantial degree, upon the continued service of the key members of our management team. The loss of the services of key members of our management team, including Brian Markison, Tina deVries, Andrew Einhorn and James Schaub, or their inability to perform services on our behalf could have a material adverse effect on our business, financial condition, prospects and results of operations. Our success also depends, to a large extent, upon the contributions of our sales, marketing, scientific and quality assurance staff. We compete for qualified personnel against other brand and generic pharmaceutical manufacturers that may offer more favorable employment opportunities. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we could experience constraints that would adversely affect our ability to sell and market Upneeq and any other products we may develop effectively and to support our research and development programs. In particular, sales and marketing efforts depend on the ability to attract and retain skilled and experienced sales, marketing and quality assurance representatives. Although we believe that we have been successful in attracting and retaining skilled personnel in all areas of our business, we cannot provide assurance that we can continue to attract, train and retain such personnel. Any failure in this regard could limit our ability to generate sales and develop or acquire new products.

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks. We experienced a ransomware attack in the past and there is no guarantee that we will not experience future attacks or breaches.

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

Risks related to the development and commercialization of products

If we are unable to successfully develop or commercialize new products, or to do so on a timely or cost-effective basis, or to extend life cycles of our existing product, our operating results will suffer.

Developing and commercializing a new product is time consuming and costly and is subject to numerous factors that may delay or prevent development and commercialization. Our future results of operations will depend upon our ability to successfully gain FDA approval of and commercialize new products in a timely and cost-effective manner. There are numerous difficulties in developing and commercializing new products, including:

●	the ability to develop products in a timely and cost-effective manner and in compliance with regulatory requirements;
●	the success of the pre-clinical and clinical testing processes to assure that new products are safe and effective;
●	the risk that any of our current and future product candidates, if and when fully developed and tested, will not perform as expected;
●	delays or unanticipated costs, including delays associated with the completion of clinical trials for our branded products;
●	delays associated with FDA registration, listing and approval processes and the ability to obtain in a timely manner, and maintain, required regulatory approvals;
●	legal challenges to our branded product or branded product intellectual property;
●	the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;
●	our ability to scale-up manufacturing methods to successfully manufacture commercial quantities of products in compliance with regulatory requirements; and
●	acceptance of our current and future products by physicians, patients, payors and the healthcare community.

As a result of these and other difficulties, products currently in development or that we may seek to develop may not receive necessary regulatory approvals on a timely basis or at all and we may not succeed in effectively managing our development costs. Further, if we are required by the FDA or any equivalent foreign regulatory authority to complete clinical trials in addition to those we currently expect to conduct, or to repeat a clinical trial that has already been completed, or if there are any delays in completing preclinical studies, filing an Investigational New Drug Application, or IND, or completing clinical trials, our expenses could increase.

NDAs are subject to uncertainties, high costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. For example, in December 2020 we received a complete response letter, or CRL, from the FDA in connection with our NDA for arbaclofen ER for the treatment of multiple sclerosis patients with spasticity. A CRL indicates that FDA will not approve an NDA or ANDA in its present form due to certain deficiencies. In the CRL, FDA recommended that we conduct a new study in order to provide substantial evidence of efficacy of arbaclofen. On March 4, 2021, we participated in a meeting with the FDA during which we explored selective review of the currently available data and options for a path forward for FDA approval, including conducting another clinical study. On August 2, 2021, we submitted a Special Protocol Assessment, or SPA, to the FDA proposing an additional clinical study for arbaclofen ER. The FDA will review the SPA and notify us whether or not it agrees with our proposed study design. The FDA’s review of arbaclofen ER, as well as any required subsequent clinical testing, has delayed and may prevent the commercial launch of arbaclofen ER and increase our operating expenses, including the expenses associated with any additional clinical trials for arbaclofen ER, which could have a material adverse effect on our business, financial position and results of operations. If we are unable to develop and commercialize branded products successfully or are delayed in our attempts to do so, we may have to rely primarily on revenue from Upneeq to support research and development efforts.

If any of our current and future product candidates, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

We may expend a significant amount of resources on research and development, including milestones on in-licensed products, which may not lead to successful product introductions.

We expend resources on research and development primarily to enable us to manufacture and market FDA-approved products in accordance with FDA regulations. We have entered into, and may in the future enter into, agreements that require us to make significant milestone payments upon achievement of various research and development events and regulatory approvals. As we continue to develop new products, we may incur increased research, development and licensing expenses. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of new FDA-approved products. Also, after we or our development partners submit an NDA, the FDA may request that we conduct additional clinical trials for an NDA, as the FDA did in December 2020 in its CRL in connection with our NDA for arbaclofen ER. In the CRL FDA indicated we would need to conduct a new study in order to provide substantial evidence of efficacy of arbaclofen given that the primary endpoint for Study OS440-3004, change from baseline to Day 84 in TNmAS-MAL scores comparing arbaclofen 40 mg to placebo, was not met and the co-primary endpoint, results from the clinical global impression of change on Day 84, did not support a treatment benefit. Any additional clinical studies required for arbaclofen ER as a result of our discussions with the FDA regarding the CRL may result in substantial additional research and development costs.

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

If the FDA does not conclude that arbaclofen ER satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements under Section 505(b)(2) are not as we expect, the approval pathway for arbaclofen ER will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We are developing arbaclofen ER for which we intend to seek FDA approval through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for arbaclofen ER or any future product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing shareholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our current and future product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that arbaclofen ER or any future product candidates will receive the requisite approvals for commercialization.

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

Moreover, even if our current or future product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

The testing required for the regulatory approval and maintenance of our product and our current and future product candidates is conducted primarily by independent third parties. Any failure by any of these third parties to perform this testing properly and in a timely manner may have an adverse effect upon our ability to obtain regulatory approvals.

Our applications seeking regulatory approval of our products and our current and future product candidates, including both internally developed and in-licensed products, incorporate the results of testing and other information that is conducted or gathered primarily by independent third parties (including, for example, manufacturers of raw materials, testing laboratories, contract research organizations, or CROs, or independent research facilities). Our ability to obtain and maintain regulatory approval of our product and our current and future product candidates is dependent, in part, upon the quality of the work performed by these third parties, the quality of the third parties’ facilities and the accuracy of the information provided by third parties. Our control over any of these factors may be limited. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of all of our regulatory responsibilities. We and our CROs are required to comply with FDA laws and regulations regarding good clinical practices, or GCP, which are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization, or ICH, guidelines for all of our current and future product candidates. Regulatory authorities enforce GCP through periodic inspections of clinical trial sponsors, principal investigators and trial sites.

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

We also rely on contract laboratories and other third parties, such as CROs, to conduct or otherwise support our preclinical studies properly and on time, which are subject to good laboratory practices, or GLP, requirements. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or preclinical studies comply with applicable GCP and GLP regulations. In addition, our clinical trials must be conducted with products produced under the FDA’s current good manufacturing practices, or cGMP, regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, portions of the clinical trials for our current and future product candidates may be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP and GLP requirements.

If testing of our current or future product candidates is not performed properly, or if the FDA or any equivalent foreign regulatory authority finds that the clinical trials are deficient, we may be required to repeat the clinical trials or to conduct additional clinical trials, which would result in additional expenses and may adversely affect our ability to obtain or maintain regulatory approvals. As a result, our ability to launch or continue selling products could be denied, restricted or delayed.

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

Our product or our current and future product candidates may cause undesirable side effects or have other adverse properties that could delay or prevent their regulatory approval or limit the scope of any approved package insert or market acceptance, or result in significant negative consequences following marketing approval.

Treatment with our product or our current and future product candidates may produce undesirable side effects or adverse reactions or events. Although arbaclofen ER contains active ingredients that have already been approved, meaning that the side effects arising from the use of the active ingredient or class of drug in our product candidate is generally known, our product candidate may still cause undesirable or unknown side effects. These could be attributed to the active ingredient or class of drug or to our unique formulation of such product candidate, or other potentially harmful characteristics. Such characteristics could cause us, our institutional review boards, or IRBs, clinical trial sites, the FDA or other regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval, which may harm our business, financial condition and prospects significantly.

If any of our products or product candidates cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result. If side effects are identified with Upneeq, or if manufacturing problems occur, changes in labeling of our product may be required, which could have a material adverse effect on our sales. Label changes may be necessary for a number of reasons, including the identification of actual or potential safety or efficacy concerns by regulatory agencies or the discovery of significant problems with a similar product that implicates an entire class of products. Any significant concerns raised about the safety or efficacy of Upneeq could also result in the need to reformulate our product, to conduct additional clinical trials, to make changes to the manufacturing process, or to seek re-approval of the relevant manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of its marketing approval. Our product and our current and future product candidates may become subject to additional safety labeling changes in the future. New safety issues may require us to, among other things, provide additional warnings or restrictions on product package inserts, even including boxed warnings in the United States or similar warnings outside of the United States, directly alert healthcare providers of new safety information, narrow our approved indications, conduct additional clinical studies, alter or terminate current or planned trials for additional uses of products, impose restrictions on distribution, require implementation of a Risk Evaluation and Mitigation Strategy, or REMS, or even remove a product from the market, any of which could have a significant adverse impact on potential sales or require us to expend significant additional funds. The revision of product labeling or the regulatory actions described above could have a material adverse effect on our sales of the affected products and on our business and results of operations. Additionally, we could be sued and held liable for harm caused to patients, which may result in significant legal expenses and our reputation may suffer.

If Upneeq or products we develop or commercialize in the future are shown to be harmful or generate negative publicity from perceived lack of effect or harmful effects, our business, financial condition, results of operations and prospects could be harmed significantly.

Failures of or delays in clinical trials are common and have many causes, and such failures or delays could result in increased costs to us and could prevent or delay our ability to obtain regulatory approval and commence product sales for new products.

We may experience failures of or delays in clinical trials of our current and future product candidates. Our clinical trials may fail or be delayed for a variety of reasons, including, among others: delays in obtaining regulatory approval to commence a trial; imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, or failure by such CROs to carry out the clinical trial at each site in accordance with the terms of our agreements with them; delays in obtaining required IRB approval at each site; difficulties or delays enrolling a sufficient number of patients or in having patients complete participation in a trial or return for post-treatment follow-up, or clinical sites electing to terminate their participation in one of our clinical trials, which would likely have a detrimental effect on subject enrollment; time required to add new clinical sites; or delays or failure by us or our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

In addition, identifying and qualifying patients to participate in clinical trials of our current and future product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our current and future product candidates as well as completion of required follow-up periods. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials, in a timely manner. Patient enrollment and completion of the trials is affected by factors including: the severity of the disease under investigation; the design of the trial protocol; the size of the patient population; the eligibility criteria for the trial in question; the perceived risks and benefits of the product candidate under trial; the proximity and availability of clinical trial sites for prospective patients; the availability of competing therapies and clinical trials; efforts to facilitate timely enrollment in clinical trials; patient referral practices of physicians; and the ability to monitor patients adequately during and after treatment.

If we are unable to initiate or complete our planned clinical trials or any such clinical trial is delayed for any of the above reasons or other reasons, our development costs may increase, our regulatory approval process could fail or be delayed and our ability to commercialize and commence sales of our current and future product candidates could be materially harmed, which could have a material adverse effect on our business.

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

Our success depends on our ability to protect and defend the intellectual property rights associated with Upneeq and any products we may develop in the future. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to, or that may be confused with, Upneeq or any products we may develop in the future, and our generic competitors may obtain regulatory approval to make and distribute generic versions of Upneeq or any future branded products. We cannot be certain that patents will be issued with respect to any of our patent applications or that any existing or future patents issued to or licensed by us will provide competitive advantages for Upneeq or any products we may develop in the future or will not be challenged, invalidated, circumvented or held unenforceable in proceedings commenced by our competitors or other third parties. Furthermore, our patent rights may not prevent or limit our present and future competitors from developing, making, importing, using or commercializing products that are functionally similar to Upneeq or any products we may develop in the future.

The patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of significant litigation in recent years. Legal standards relating to scope and validity of patent claims are evolving and may differ in various countries. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Any patents we have obtained, or may obtain in the future, may be challenged, invalidated or circumvented. For example, Upneeq is protected by three years of new product data exclusivity that expires July 8, 2023, and eight patents listed in the FDA Orange Book, three of which expire August 26, 2031 and five of which expire December 16, 2039. A competitor that develops a generic version of Upneeq can submit an ANDA at any time, and that ANDA may include a Paragraph IV certification alleging that our Orange Book-listed patents are invalid, unenforceable or not infringed. If that were to occur, we would need to assert one or more of our patents. Litigation in which generic companies challenge Orange Book listed patents tends to be lengthy and expensive, and may result in one or more of our patents being held invalid, unenforceable or not infringed and, may expose us to generic competition sooner than we otherwise expect. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

In addition to the above limitations, our patent protection outside the United States may be further limited. Filing, prosecuting and defending patents on our current and future product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. We generally select to pursue patent protection in only a limited number of jurisdictions outside of the United States. Even where we wish to pursue protection, we may not be able to obtain patent protection for certain technology outside the United States. In addition, the laws of some countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we do pursue patent protection. The laws of certain non-U.S. jurisdictions do not protect proprietary rights to the same extent or in the same manner as the U.S., and therefore we may encounter additional problems in protecting and defending our intellectual property in certain non-U.S. jurisdictions. Many companies have encountered significant problems in protecting and defending intellectual property rights in non-U.S. jurisdictions.

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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the U.S. Patent and Trademark office, or the USPTO, and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse may, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly prepare and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product or our current or future product candidates, our competitors might be able to enter the market, which would harm our business, prospects and financial position.

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

Companies that produce branded products routinely bring litigation against entities selling or seeking regulatory approval to manufacture and market products related to their branded products or technologies. These companies or other patent holders, including patent holders who do not have related products, may allege patent infringement or other violations of intellectual property rights. Patent holders may also bring patent infringement suits against companies that are currently marketing and selling an approved product. Litigation often involves significant expense and can delay or prevent introduction or sale of a product. For example, a certain period of delay may be statutorily prescribed, or a court could grant a patent holder injunctive relief for the period of the litigation. If third party patents are held valid, enforceable and infringed by our product, we may, unless we could obtain a license from the patent holder, need to delay selling our corresponding product, pay damages, and, if we are already selling our product, cease selling and potentially destroy existing product stock. Third parties, including our competitors, may allege that our product violates their patent rights, which would expose us to the same risks. A license may not be available from the patent holder on commercially reasonable terms, or at all. If available, we may choose to take a license under a third party’s patent rights to resolve a dispute, even in the absence of a finding by a court that a patent is valid, enforceable and infringed.

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

Litigation concerning intellectual property rights in the pharmaceutical industry is commonplace and can be protracted and expensive. Competing pharmaceutical companies may file lawsuits against us alleging patent infringement or other violations of intellectual property rights or may file declaratory judgment actions against us alleging non-infringement, invalidity, or unenforceability of our own patents. The threat of intellectual property litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time consuming and could result in a substantial delay in, or prevent, the introduction or marketing of our new products, or result in the loss of our intellectual property rights, which could have a material adverse effect on our business, financial condition, prospects and results of operations. For more information on our material pending litigation, see “Legal Proceedings.”

If we fail to comply with our obligations in the agreements under which we license rights from third parties, or if the license agreements are terminated for other reasons, we could lose license rights that are important to our business.

We are a party to certain licenses that are important to our business and expect to enter into additional licenses in the future. Our existing license agreements, for example our License Agreement with VOOM, LLC pursuant to which we have license rights to certain patents covering Upneeq, impose, and we expect that future license agreements will impose, on us various development, regulatory and commercial diligence obligations, payment of milestones or royalties and other obligations. Additionally, existing or future license agreements may include a sublicense from a third party that is not the original licensor of the intellectual property at issue. Under such an agreement, we must rely on our licensor to comply with their obligations under the primary license agreements under which such third party obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If our licensors fail to comply with their obligations under these upstream license agreements, the original third-party licensor may have the right to terminate the original license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do at a reasonable cost, on reasonable terms or at all, and this may impact our ability to continue to develop or commercialize our product incorporating the relevant intellectual property. If we fail to comply with our obligations under our license agreements, or we are subject to a bankruptcy or insolvency, the licensor may have the right to terminate the license. In the event that any of our existing or future important licenses were to be terminated by the licensor, we would likely need to cease further development and commercialization of the related program or be required to spend significant time and resources to modify the program to not use the rights under the terminated license. In the case of marketed products that depend upon a license agreement, we could be required to cease our commercialization activities, including sale of the affected product.

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

These or other disputes over intellectual property that we have licensed or acquired may prevent or impair our ability to maintain our current arrangements on acceptable terms or may impair the value of the arrangement to us. Any such dispute, or termination of a necessary license, could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

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

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A court could prohibit us from using technologies or features that are essential to our product if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and could be a distraction to our management team. In addition, any litigation or threat thereof may adversely affect our ability to hire employees or contract with independent service providers. Moreover, a loss of key personnel or their work product could hamper or prevent our ability to commercialize our product.

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

We rely on trademarks as one means to distinguish our product and our current and future product candidates from the products of our competitors. Our trademark applications may not result in registered trademarks. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in substantial cost, loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks. Even if we are successful in defending the use of our trademarks or preventing third parties from infringing our trademarks, resolution of such disputes may result in substantial costs.

Risks related to our industry

Our profitability may depend on coverage and reimbursement by governmental authorities, private health plans and other third-party payors; healthcare reform and other future legislation creates uncertainty and may lead to reductions in coverage or reimbursement levels.

Currently RVL Pharmaceuticals, Inc. does not participate in any federal or state healthcare programs or submit any claims to third party payors. Upneeq is a cash-pay only product not covered by any government healthcare program or private health insurance plan that is dispensed exclusively through RVL Pharmacy. However, this may change for Upneeq in the future, or products we may develop in the future that we commercialize may be covered under public and/or private insurance. There is no assurance that any drug that we market will be covered by any third-party payor, or that, once a coverage determination has been made, the third-party payor will offer an adequate reimbursement level for that product. Third-party payors may limit coverage to specific products on an approved formulary, which might not include all of the approved products for a particular indication or implement other measures (such as requiring prior authorization) to manage utilization of covered drugs. In determining whether to approve reimbursement for our product and at what level, we expect that third-party payors will consider factors that include the efficacy, cost effectiveness and safety of our product, as well as the availability of other treatments including other generic prescription drugs and over-the-counter alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face mounting pressure to offer new or enhanced discounts or rebates from list prices or to implement other unfavorable pricing modifications. Obtaining and maintaining favorable coverage and reimbursement can be a time consuming and expensive process, and there is no guarantee that we will be able to negotiate or continue to negotiate pricing terms with third-party payors at levels that are profitable to us, or at all. Additionally, any reimbursement granted may not be maintained and any limits on reimbursement available from third-party payors may reduce the demand for, or negatively affect the price of those products, and could significantly harm our business, results of operations, financial condition and cash flows.

Within the United States, federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or Affordable Care Act, which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. Under the Trump administration, there were ongoing efforts to modify or repeal all or certain provisions of the Affordable Care Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under the Healthcare Reform Act for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Affordable Care Act has also been subject to judicial challenge. On June 17, 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the Healthcare Reform Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act.

Beyond the Affordable Care Act, there have been ongoing health care reform efforts, including a number of recent actions. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Other reform efforts affect pricing or payment for drug products. For example, the Medicaid Drug Rebate Program has been subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap increased from 50% to 70%. Additional reform efforts are likely. The Biden administration has focused on reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the Secretary of HHS issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs. Also, Democrats included drug pricing reform provisions reflecting elements of the plan in a broader proposed spending package in late 2021, such as capping Medicare Part D patients out-of-pocket costs; establishing penalties for drug prices that increase faster than inflation in Medicare; and authorizing the federal government to negotiate prices on certain, select high cost drugs under Medicare Parts B and D. Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge.

Future healthcare reform could also have a significant impact on our business. Any additional federal healthcare reform measures adopted in the future could limit the amounts that federal and state governments will pay for healthcare products and services, and, in turn, could significantly reduce the projected value of certain development projects and reduce our profitability. There is no certainty regarding the nature, scope or impact of any such reform. Due to such uncertainty, we cannot predict which, if any, of the future reform proposals will be adopted or the effect such adoption may have on us.

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will currently remain in effect through 2030 (except May 1, 2020 to December 31, 2022). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

There has been heightened public pressure and government scrutiny over pharmaceutical pricing practices, which may negatively impact our ability to generate revenues from our product, which could result in material adverse effects to our business, financial position and results of operations.

There has been heightened federal and state governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs. At the federal level, such scrutiny has resulted in several Congressional inquiries in recent years and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing; review the relationship between pricing and manufacturer patient assistance programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the state level, legislatures have become increasingly active in passing, or seeking to pass, legislation and regulations designed to control pharmaceutical and biological product pricing, including laws establishing maximum drug reimbursement rates for governmental or other payors within a state, laws limiting consumer copayment obligations, transparency and disclosure measures related to drug price increases and laws seeking to encourage drug importation from other countries and bulk purchasing. If it is determined that we are subject to certain state regulations related to, for example, price reporting and we fail to submit such reports we may be subject to state scrutiny, investigations or fines. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our product is prescribed or administered. Any downward pricing pressure on the price of our product arising from social or political pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, results of operations and financial condition.

There has also been increasing U.S. federal and state enforcement interest with respect to drug pricing. In addition to the effects of any investigations or claims brought against us, our business, results of operations and financial condition could also be adversely affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the price of our product.

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

The pharmaceutical industry operates in a highly regulated environment and the operations of a pharmaceutical company are subject to regulation by various governmental authorities at the federal, state and local levels with respect to the development, manufacture, labeling, sale, distribution, marketing, advertising and promotion of pharmaceutical products. Such regulation may restrict our operations. As a pharmaceutical distributor, we are subject to extensive regulation by the federal government, principally the FDA, FTC and the Drug Enforcement Administration, or DEA, as well as by state governments.

The FDCA, the Controlled Substances Act, the Generic Drug Enforcement Act of 1992, or the Generic Drug Act, and other federal, state and local statutes and regulations govern the testing, manufacture, safety, labeling, storage, disposal, tracking, recordkeeping, approval, advertising and promotion (including to the healthcare community) of our product and our current and future product candidates. If we fail, or if the manufacturing facilities for our products, our CROs, or other persons or entities working on our behalf fail, to comply with applicable regulatory requirements either before or after marketing approval, a regulatory agency, such as the FDA, may, depending on the stage of product development and approval, revoke, withdraw, or suspend approvals of previously approved products for cause, debar companies and individuals from participating in the drug-approval process, request or in certain circumstances mandate recalls of allegedly violative products, seize allegedly violative products, issue Warning Letters or Untitled Letters, mandate modifications to promotional materials or require the provision of corrective information to healthcare practitioners, amend and update labels or package inserts, suspend or terminate any ongoing clinical trials, refuse to approve pending applications or supplements to applications filed, refuse to allow entry into government contracts, obtain injunctions to close manufacturing plants allegedly not operating in conformity with FDA’s cGMP requirements, stop shipments of allegedly violative products, impose fines perhaps significant in amount, require entry into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance and other sanctions imposed by courts or regulatory bodies, including criminal prosecutions. We have in the past received Warning Letters from the FDA regarding certain operations and the FDA may in the future issue a Warning Letter for violation of post-marketing adverse drug experience reporting requirements. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to us, that product or the manufacturing facility, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing. From time to time, we have voluntarily recalled our legacy products and may be required to voluntarily recall our products in the future.

Because of the chemical ingredients of pharmaceutical products and the nature of the manufacturing process, the pharmaceutical industry is subject to extensive environmental laws and regulation and the risk of incurring liability for damages and the costs of remedying environmental problems. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the discharge of hazardous materials and pollutants into the environment. We do not currently own a manufacturing facility and instead use third parties to manufacture for us. Our previous ownership of a manufacturing facility in Marietta, GA, or the acquisition of a manufacturing facility in the future, may expose us to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could result in (i) our noncompliance with such environmental and occupational health and safety laws and regulations and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If an unapproved or illegal environmental discharge or accident occurred or if we were to discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, then we could be liable for cleanup, damages or fines, which could have a material adverse effect on our business, financial position, results of operations and cash flow. In the future, we may be required to increase expenditures in order to remedy environmental problems or comply with changes in applicable environmental laws and regulations. We could also become a party to environmental remediation investigations and activities. These obligations may relate to sites that we currently or in the future may own or lease, sites that we formerly owned or operated, or sites where waste from our operations was disposed. Additionally, if we fail to comply with environmental regulations to use, discharge or dispose of hazardous materials appropriately or otherwise to comply with the provisions of our operating licenses, the licenses could be revoked, and we could be subject to criminal sanctions or substantial civil liability or be required to suspend or modify our manufacturing operations. We currently operate in New Jersey, and overseas in Hungary, and we are required to comply with the laws and regulations of those states or overseas jurisdictions in addition to any federal laws and regulations. We may in the future establish or acquire operations in other jurisdictions subject to equally or more stringent laws and regulations. Stricter environmental, safety and health laws and enforcement policies could result in substantial costs and liabilities to us, and could subject our handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than is currently the case. Consequently, compliance with these laws could result in significant capital expenditures, as well as other costs and liabilities, which could materially adversely affect us.

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

We also cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If any legislative or administrative actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted, and if we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our product, which would adversely affect our ability to generate revenues and achieve or maintain profitability.

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

Our business operations and interactions with third parties in the health care industry, including healthcare professionals, other healthcare providers, third-party payors, patient organizations and patients, are or may be subject to a wide range of healthcare and other regulatory laws and any failure to comply with such laws could expose us to penalties and other sanctions.

Our business operations and interactions with third parties in the healthcare industry, including healthcare professionals, other healthcare providers, third-party payors and patient organizations, are or may be subject to a wide range of healthcare and other regulatory laws. These laws constrain the business or financial arrangements through which we conduct our operations, including how we research, market, sell and distribute Upneeq and any products we may develop in the future. In particular, although currently Upneeq is not reimbursed by any government or private health plan, if this changes or if we market future products reimbursed by government healthcare programs and private health plans, additional laws designed to prevent fraud and abuse in the healthcare industry may apply. Healthcare and other regulatory laws applicable to our activities or activities related to any products we may develop in the future may include:

●	U.S. federal anti-kickback or similar fraud and abuse laws which prohibit the offer, solicitation, payment or receipt of value in order to generate business reimbursable under government healthcare programs and/or private health plans;
●	the U.S. federal law HIPAA, as amended, which imposes certain privacy, security and breach reporting obligations, with respect to individually identifiable health information upon covered entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates which perform certain services that involve creating, using, maintaining or transmitting individually identifiable health information;
●	the U.S. FDCA, which prohibits, among other things, the adulteration or misbranding of drugs;
●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
●	the so-called federal “Sunshine” or Open Payments law, which requires pharmaceutical and medical device companies to report certain financial interactions with teaching hospitals, physicians and certain non-physician practitioners as well as ownership and investment interests held by physicians and their immediate family members to the federal government for re-disclosure to the public;
●	U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws; state laws that require pharmaceutical companies to comply with specific compliance standards; state laws that require pharmaceutical companies to report certain financial interactions with healthcare providers; state laws that require drug manufacturers to file reports relating to pricing sales, shipping and marketing information; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
●	similar healthcare laws and regulations in the European Union, or the EU, and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers have not or do not comply with past, current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Our operations in non-U.S. jurisdictions subject us to increased regulatory oversight and regulatory, economic, social and political uncertainties, which could cause a material adverse effect on our business, financial position and results of operations.

We are subject to certain risks associated with our operations in non-U.S. jurisdictions, including Hungary, and with having assets and operations located in non-U.S. jurisdictions. Our operations in these jurisdictions may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies and increased government regulation. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations there to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, we operate in countries, including Argentina and Hungary, where there have been reported instances of government corruption and there are circumstances in which anti-bribery laws may conflict with some local customs and practices.

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

Numerous U.S. states and countries in which we operate, manufacture and sell our product have, or are developing, laws protecting data privacy and the confidentiality of certain personal data, including not only patient health information but also data on employees, customers, contractors and other types of individuals with whom we interact. The global data protection landscape is rapidly evolving, and we expect that there will continue to be new and proposed laws, regulations, and industry standards concerning privacy, data protection and information security, and we cannot yet determine the impact that such future laws, regulations and standards may have on our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. One example of such a law is the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to receive certain details regarding the processing of their data by covered companies, the right to request deletion of their data, and the right to opt out of sales of their data. The CCPA additionally imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA provides for imposition of substantial fines on companies that violate the law and also confers a private right of action on data subjects to seek statutory or actual damages for breaches of their personal information. On November 3, 2020, California voters passed a ballot initiative approving the California Privacy Rights Act (CPRA), which will significantly expand the CCPA to incorporate additional provisions, including a requirement that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties. Most CPRA provisions will take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022. Other states are also enacting comprehensive privacy legislation, including Virginia and Colorado, both of which passed expansive privacy laws in 2021 that take effect in 2023.

In Europe, the EU General Data Protection Regulation, or the GDPR, which came into force on May 25, 2018, introduced new data protection requirements in the European Economic Area (EEA) and substantial fines for breaches of the data protection rules. The GDPR expanded the territorial scope of European data privacy legislation to include not only entities that are established in the EEA, but also entities that are not established in the EEA but that offer goods or services to individuals located in the EEA or monitor the behavior of individuals located in the EEA. The GDPR imposes strict obligations and restrictions on controllers and processors of personal data including, for example, expanded disclosures about how personal data is to be used, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, introduced mandatory data breach notification requirements and expanded rights for individuals over their personal data. This could affect our ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting, or could cause our costs to increase, and harm our business and financial condition. The GDPR also provides for the assessment of fines on entities that violate the regulation of up to 20 million Euros or four percent of annual turnover and provides data subjects a private right of action to seek compensation for damages suffered as a result of violations of the regulation.

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

European data protection law generally prohibits the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection, unless there are specific frameworks or mechanisms in place, such as the European Commission approved standard contractual clauses, or if very narrow legal exceptions (such as data subject consent) apply. The July 2020 invalidation by the Court of Justice of the European Union of the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., has led to increased scrutiny on data transfers from the EEA to the U.S. generally and may increase our costs of compliance with data privacy legislation. Our ability to receive data from the EEA could be affected by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as challenges to these mechanisms in the European courts. Following “Brexit,” the United Kingdom has adopted legislation substantially similar to the GDPR and thus the requirements of the GDPR, including restrictions on cross-border transfer to the U.S., apply with respect to data collected in the United Kingdom.

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

We expect to be subject to additional privacy at both the U.S. state level and abroad as many jurisdictions worldwide in addition to those examples discussed above have either recently passed data privacy legislation or are considering enacting such legislation. Failure to comply with data protection laws and regulations could result in government enforcement actions, which may involve civil and criminal penalties, private litigation and/or adverse publicity and could negatively affect our business, financial condition and results of operations. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business, financial condition and results of operations.

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

Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Failure by our CROs and other third-party contractors to comply with the strict rules on the transfer of personal data outside of the European Union into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business. Furthermore, certain health privacy laws, data breach notification laws and consumer protection laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Moreover, patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. If we or third-party CROs or other contractors or consultants fail to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our current and future product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our product. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

Increased scrutiny around the abuse of opioids, including law enforcement concerns over diversion and legislative and regulatory efforts to combat abuse, could impact some of our legacy pharmaceutical products, and could subject us to litigation costs for a period of time.

Aggressive enforcement by federal and state regulators, unfavorable publicity regarding, for example, the use or misuse of opioid drugs or the limitations of abuse-deterrent formulations, litigation, public inquiries or investigations related to the abuse, sales, marketing, distribution or storage of our legacy products could harm our reputation and result in financial consequences in the form of, for example, litigation costs.

The attorneys general from nearly every state have also either opened an investigation into or filed a lawsuit against pharmaceutical manufacturers and distributors of opioid products. At the state and local level, a number of states, cities, counties, Native American tribes, third party payors, hospitals and other health service providers, schools, individuals and guardians of children diagnosed with neonatal abstinence syndrome have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. Over 2,500 of these lawsuits have been consolidated in multi-district litigation in the Northern District of Ohio in In re: National Prescription Opiate Litigation, 1:17md2804, or Federal Opioid MDL. The Legacy Business was not named in any of the cases pending in the multi-district litigation, but cases continue to be filed in federal courts across the country and continue to be consolidated into the Federal Opioid MDL. Cases against pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioids drugs, also continue to be separately litigated in state courts across the country. If similar federal or state lawsuits are filed against the Legacy Business in the future, we may be subject to litigation costs or negative publicity, which could have a material adverse effect on our business, results of operations and financial condition.

We are susceptible to product liability claims that may not be covered by insurance, which, if successful, could require us to pay substantial sums.

Like all pharmaceutical companies, we face the risk of loss resulting from, and the adverse publicity associated with, product liability lawsuits, whether or not such claims are valid. We likely cannot avoid such claims. Unanticipated side effects or unfavorable publicity concerning our product would likely have an adverse effect on our ability to achieve acceptance by prescribing physicians, customers, patients and clinical trial participants. Even unsuccessful product liability claims could require us to spend money on litigation, divert management’s time, damage our reputation and impair the marketability of our product. In addition, although we believe that we have adequate product liability insurance coverage, we cannot be certain that our insurance will, in fact, be sufficient to cover such claims or that we will be able to obtain or maintain adequate insurance coverage in the future at acceptable prices. A successful product liability claim that is excluded from coverage or exceeds our policy limits could require us to pay substantial sums. In addition, insurance coverage for product liability may become prohibitively expensive in the future or, with respect to certain high-risk products, may not be available at all.

Manufacturing or quality control problems at our or a third-party manufacturing facility may damage our reputation for quality production, require costly remedial activities and negatively impact our business, results of operations and financial condition.

As a pharmaceutical company, we and our third-party suppliers are subject to substantial regulation by various governmental authorities. For instance, we and our third-party suppliers must comply with requirements of the FDA and other healthcare regulators with respect to the manufacture of pharmaceutical products. Our product, including our investigational products, must be made in a manner consistent with applicable cGMP regulations, or similar standards in each territory in which we or our third-party suppliers manufacture. The failure of one of our facilities, or a facility of one of our third-party suppliers such as Nephron Pharmaceuticals, to comply with applicable laws and regulations may lead to breach of representations made to our customers or to regulatory or government action against us related to products made in that facility. In addition, the FDA and other agencies periodically inspect our facilities, and the facilities of our third-party suppliers, for compliance with, among other requirements, adverse event reporting and employee training on applicable regulations and requirements. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a Warning Letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. We have in the past received Warning Letters from the FDA regarding certain operations and the FDA may in the future issue a Warning Letter for violation of post-marketing adverse drug experience reporting requirements. Failure to comply strictly with these regulations and requirements may damage our reputation and lead to financial penalties, compliance expenditures, the recall or seizure of products, total or partial suspension of production or distribution, withdrawal or suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. The delay and cost of remedial actions, or obtaining approval to manufacture at a different facility, could negatively impact our business. Any failure by us to comply with applicable laws and regulations or any actions by the FDA and other agencies as described above could have a material adverse effect on our business, financial position and results of operations.

The illegal distribution and sale by third parties of counterfeit versions of our product or of stolen products could have a negative impact on our reputation and a material adverse effect on our business, results of operations and financial condition.

Third parties could illegally distribute and sell counterfeit versions of our product, which do not meet the rigorous manufacturing and testing standards that our product undergo. Counterfeit products are frequently unsafe or ineffective and can be life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of the API or no API at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.

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

Misconduct by our employees and independent contractors, including consultants, vendors and any third parties we may engage in connection with development and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA and other similar regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy and security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, off-label promotion, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations.

Risks related to our indebtedness

The terms of the Note Purchase Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The note purchase agreement, dated October 1, 2021, or the Note Purchase Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on our operating subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

In addition, the restrictive covenants in the Note Purchase Agreement require us to comply with certain minimum liquidity requirements and minimum quarterly product sales requirements. At any time, we are required to maintain unrestricted cash and cash equivalents greater than or equal to $15 million, as further described in the Note Purchase Agreement, and, as of the end of each fiscal quarter, we are required to maintain Consolidated Upneeq Net Product Sales (as defined in the Note Purchase Agreement) greater than or equal to specified quarterly thresholds (beginning at $3 million for the quarter ending March 31, 2022, and increasing in $1 million increments each quarter thereafter until the quarter ending June 30, 2024, for which quarter and all subsequent quarters the threshold is $12 million). Our ability to meet these restrictive covenants can be affected by events beyond our control.

A breach of the covenants under the Note Purchase Agreement could result in an event of default under the Note Purchase Agreement. Such an event of default may allow the noteholders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies which could have a material adverse effect on our business, operations and financial results. Furthermore, if we were unable to repay our obligations in respect of the Notes, the noteholders could proceed against the collateral granted to them to secure the Notes which could force us into bankruptcy or liquidation. In the event the noteholders accelerate the repayment of the Notes, we and our subsidiaries may not have sufficient assets to repay such Notes. Any acceleration of amounts due under the Note Purchase Agreement or the exercise by the applicable lenders of their rights under the related security documents would likely have a material adverse effect on us. As a result of these restrictions, we may be:

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

Subject to the limits contained in our Note Purchase Agreement, we may incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to this high level of debt could intensify. Specifically, the high level of debt could have important consequences, including, but not limited to:

●	increasing our vulnerability to general adverse economic and industry conditions;
●	exposing us to the risk of increased interest rates as certain of our indebtedness, including the Notes, are at variable rates of interest;
●	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
●	placing us at a disadvantage compared to other, less leveraged competitors; and
●	increasing our cost of borrowing.

We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries, which are restricted from paying dividends and distributions to us pursuant to the terms of our existing indebtedness and may be restricted pursuant to the terms of future indebtedness, which as a result may restrict us from paying dividends to you.

We are a holding company with nominal net worth. We do not have any material assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our indirect operating subsidiary, RVL Pharmaceuticals, Inc. As a result, notwithstanding any restrictions on payment of dividends under our existing indebtedness or under Irish law, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. The Note Purchase Agreement restricts our subsidiaries from paying dividends and making distributions to its direct or indirect equity holders unless there are available exceptions thereunder. If we are not able to meet such available exceptions that would allow our subsidiaries to pay a dividend or make a distribution to us, and which would then allow us to pay a dividend to you, then we will need to obtain a waiver from the noteholders under the Note Purchase Agreement.

We may incur significant indebtedness in the future.

We and our subsidiaries may have to incur significant additional indebtedness in the future. Although the Note Purchase Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions, and restrictions contained in any future debt agreement, are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify. In addition, the restrictions in the Note Purchase Agreement will no longer apply following our repayment of the Notes. At that time, we will be able to incur new indebtedness without regard to the restrictions in the Note Purchase Agreement, which could result in similar, or more severe, risks than those described above.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our obligations under the Notes to increase significantly.

The Notes accrue interest at a variable rate, which exposes us to interest rate risk. Specifically, the Notes bear interest at a rate per annum equal to the sum of 9.00% plus the three-month London Inter-Bank Offered Rate, or LIBOR. The Note Purchase Agreement includes a LIBOR floor of 1.50% with a cap of 3.00%. An increase in LIBOR could result in a substantial increase in our annual interest expense associated with the Note Purchase Agreement.

If a Benchmark Transition Event occurs with respect to LIBOR, the interest rate for the Notes will no longer be determined by reference to LIBOR.

The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals to reform. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that banks are no longer compelled to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In March 2021, ICE Benchmark Administration, the administrator for LIBOR, confirmed its intention to cease publishing one week and two-month USD LIBOR after December 2021 and all remaining USD LIBOR tenors in mid-2023. Concurrently, the United Kingdom Financial Conduct Authority announced the cessation or loss of representativeness of the USD LIBOR tenors from those dates. The Alternative Reference Rates Committee, a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate, or SOFR, a rate calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. These reforms may cause LIBOR to perform differently than it has in the past, and it is expected that LIBOR will cease to be available after 2021 or mid-2023, as applicable. After the cessation of LIBOR, alternative benchmark rates will replace LIBOR and could affect our indebtedness and payments thereon. At this time, it is not possible to predict the effect of the cessation of LIBOR or the establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly. In addition, changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows.

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

We are currently controlled by Avista and Altchem, who we refer to as our Sponsors. At December 31, 2021, investment funds affiliated with the Sponsors beneficially owned approximately 48.4% of our outstanding ordinary shares. For as long as the Sponsors own or control a significant portion of our outstanding voting power, they will have the ability to strongly influence or effectively control corporate actions requiring shareholder approval, including over the election and removal of directors, any amendment to our Constitution, the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. In addition, each of the Sponsors has a contractual right to nominate two directors for so long as such Sponsor owns at least 20% of our outstanding ordinary shares, and one director for so long as such Sponsor owns less than 20% but more than 10% of our outstanding ordinary shares.

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

Two of our seven directors are affiliated with Avista and two directors are affiliated with Altchem. In addition, our Chief Executive Officer, Brian Markison, serves as an operating executive at Avista Capital Partners. Our directors have fiduciary duties to us and, in addition, may have duties to Avista or Altchem, as applicable. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and Avista or Altchem, as applicable, whose interests, in some circumstances, may be adverse to ours.

Your percentage ownership in us may be diluted in the future, which could reduce your influence over matters on which shareholders vote.

In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we have granted or may grant in the future to directors, officers and employees and the exercise of our outstanding warrants for ordinary shares. From time to time, we may issue additional options or other share-based awards to our directors, officers and employees under our benefits plans.

Pursuant to our Constitution, our board of directors has the authority, without action or vote of our shareholders and on a non-pre-emptive basis, to issue all or any part of our authorized but unissued ordinary shares, and one or more classes or series of preferred shares having such powers, preferences and relative, participating, optional and other special rights, including preferences over our ordinary shares respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our ordinary shares. For example, our board of directors could grant the holders of preferred shares the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences our board of directors could assign to holders of preferred shares could affect the residual value of our ordinary shares.

Issuances of ordinary shares or voting preferred shares in the manner outlined above or the exercise of our outstanding warrants for ordinary shares may reduce your influence over matters on which our shareholders vote.

Currently there is a limited public market for our securities, which may limit your ability to sell your shares.

Although our ordinary shares are listed on the Nasdaq Global Select Market under the symbol ‘‘RVLP,’’ our shares have been thinly traded, and there may not be an active trading market for our shares. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our ordinary shares. The market price of our ordinary shares may decline and you may not be able to sell our ordinary shares at or above the price you paid for them, or at all. An inactive market may also impair our ability to raise capital to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Our share price has been and may continue to be volatile. Since our initial public offering in October 2018, the closing price of our ordinary shares as reported on the Nasdaq Global Select Market has ranged from a low of $0.98 on

December 17, 2021 to a high of $9.20 on October 22, 2018. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. The trading price of our shares may fluctuate in response to various factors, including:

●	market conditions in the broader stock market;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	market conditions in the broader stock market;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	introduction of new products or services by us or our competitors;
●	issuance of new or changed securities analysts’ reports or recommendations;
●	results of operations that vary from expectations of securities analysts and investors;
●	results of operations that vary from those of our competitors;
●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
●	strategic actions by us or our competitors;
●	announcement by us, our competitors or our vendors of significant contracts or acquisitions;
●	sales, or anticipated sales, of large blocks of our shares;
●	additions or departures of key personnel;
●	regulatory, legal or political developments;
●	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
●	litigation and governmental investigations; and
●	changing economic conditions.

These and other factors, many of which are beyond our control, may cause our market price and demand for our shares to fluctuate substantially. Fluctuations in our share price could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of shares has been volatile, holders of those shares have sometimes instituted securities class action litigation against the company that issued the shares. For example, on April 30, 2019 we were served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19, and on May 10, 2019, a complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints named us, certain of our directors and officers and the underwriters of our initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the

Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for our initial public offering of ordinary shares. The parties negotiated a settlement, which called for a payment by the Company of $5.25 million (a portion of which was covered by applicable insurance). On November 9, 2021, the Court held a hearing with the Parties and on November 10, 2021, entered a Judgment and Order Granting Final Approval of Class Action Settlement.

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

Risks related to being an Irish corporation listing ordinary shares

Provisions contained in our Constitution, as well as provisions of Irish law, could impair a takeover attempt, limit attempts by our shareholders to replace or remove our current directors and management team, and limit the market price of our ordinary shares.

Our Constitution, together with certain provisions of the Irish Companies Act could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors.

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

Our Constitution contains provisions that may delay or prevent a change of control, discourage bids at a premium over the market price of our ordinary shares and adversely affect the market price of our ordinary shares and the voting and other rights of the holders of our ordinary shares. These provisions include:

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

Under the Irish Takeover Rules, if an acquisition of ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to ordinary shares that represent 30% or more of the voting rights of a company, the acquirer and, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for the outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months. This requirement would also be triggered by an acquisition of ordinary shares by a person holding (together with its concert parties) ordinary shares that represent between 30% and 50% of the voting rights in the company if the effect of such acquisition were to increase that person’s percentage of the voting rights by 0.05% within a 12-month period. Under the Irish Takeover Rules, certain separate concert parties are presumed to be acting in concert. Our board of directors and their relevant family members, related trusts and “controlled companies” are presumed to be acting in concert with any corporate shareholder who holds 20% or more of the company. The application of these presumptions resulted and may continue to result in restrictions upon the ability of certain concert parties and members of our board of directors to acquire more of our securities, including under the terms of any executive incentive arrangements. We have consulted and may consult again in the future with the Irish Takeover Panel with respect to the application of this presumption and the restrictions on the ability to acquire further securities, although we are unable to provide any assurance as to whether the Irish Takeover Panel will overrule this presumption in the future.

Our Constitution designates the courts of Ireland for all actions and proceedings, other than those relating to U.S. securities law, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees and require shareholders to pursue certain claims outside the United States.

Our Constitution provides that, unless our board of directors or one of its duly authorized committees approves the selection of an alternate forum and to the fullest extent permitted by applicable law, the courts of Ireland shall be the exclusive forum for all actions or proceedings, other than those related to U.S. securities law, but including (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to us or our shareholders, (iii) any action asserting a claim against us arising pursuant to any provision of Irish law or our Constitution and (iv) any action to interpret, apply, enforce or determine the validity of our Constitution. Any person or entity purchasing or otherwise acquiring any interest in our shares shall be deemed to have notice of and to have consented to the provisions of our Constitution and waived any argument relating to the inconvenience of the forums described above. As a result, certain shareholder actions and proceedings may only be brought in Ireland and our shareholders would not have access to any U.S. courts with respect to such actions. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Constitution inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

We are incorporated under Irish law and, therefore, certain of the rights of holders of our shares are governed by Irish law, including the provisions of the Irish Companies Act, and by our Constitution. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations and these differences may make our ordinary shares less attractive to investors. The principal differences include the following:

●	under Irish law, dividends may only be declared if we have, on an individual entity basis, profits available for distribution, within the meaning of the Irish Companies Act. In addition, no distribution or dividend may be paid or made by us unless our net assets are equal to, or exceed, the aggregate of our called up share capital plus non-distributable reserves and the distribution does not reduce our net assets below such aggregate;
●	under Irish law, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of shares. Preemption rights may be disapplied under Irish law for renewable five-year periods by Irish companies by way of a provision in such companies’ constitution or a special resolution of their shareholders. We have opted out of these preemption rights in our Constitution as permitted under Irish law for the maximum period permitted of five years from the date of adoption of the Constitution;
●	under Irish law, certain matters require the approval of holders of 75% of the votes cast at a general meeting of our shareholders, including amendments to our Constitution, which may limit our flexibility to manage our capital structure;
●	under Irish law, a bidder seeking to acquire us would need, on a tender offer, to receive shareholder acceptance in respect of 80% of our outstanding shares. If this 80% threshold is not achieved in the offer, under Irish law, the bidder cannot complete a “second step merger” to obtain 100% control of us. Accordingly, tender of 80% of our outstanding shares will likely be a condition in a tender offer to acquire us, not 50% as is more common in tender offers for corporations organized under U.S. law; and
●	under Irish law, shareholders may be required to disclose information regarding their equity interests upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on the transfer of the shares, as well as restrictions on voting, dividends and other payments.

Risks related to taxation

Changes in our effective tax rate may reduce our earnings in future periods.

We cannot give any assurance as to what our effective tax rate will be because of, among other things, uncertainty regarding the tax policies of the jurisdictions in which we operate and the varying applications of statutes, regulations and related interpretations.

A number of factors may increase our future effective tax rates, including: the jurisdictions in which profits are determined to be earned and taxed (which may vary depending on our taxable presence in such jurisdictions as may be determined by tax authorities in such jurisdictions); the resolution of issues arising from tax audits that may be undertaken by various tax authorities; changes in the valuation of our deferred tax assets and liabilities due to changes in applicable tax legislation; increases in expenses that are not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions; changes in available tax credits; changes in share-based compensation; changes in tax laws or the interpretation of such tax laws (including U.S. tax legislation enacted in 2017 and current U.S. legislative proposals such as the “Build Back Better Act” introduced in 2021 and similar legislative proposals); changes to currently applicable tax treaties, including those resulting in a loss of treaty benefits; changes in GAAP; and challenges to the transfer pricing policies related to our structure undertaken by various tax authorities. Currently, jurisdictions within the Organization for Economic Co-Operation and Development, or the OECD, are reviewing OECD proposals relating to base erosion and profit shifting including minimum tax proposals. Our effective tax rate could be adversely affected to the extent that countries adopt such OECD proposals or corresponding European Union directives.

It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become a resident for tax purposes in a jurisdiction other than Ireland. Should we cease to be an Irish tax resident, we may be subject to a charge of Irish capital gains tax as a result of a deemed disposal of our assets. Our actual effective tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of Ireland and other jurisdictions in which we operate could change in the future, and such changes could cause a material adverse change in our effective tax rate.

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

We do not believe that we were a PFIC for the 2021 taxable year, and, based upon our current and projected income and assets, and projections as to the value of our assets, we do not anticipate becoming a PFIC for the 2022 taxable year. However, no assurance can be given in this regard because the determination of whether we are a PFIC is made annually after the end of such taxable year and depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets, and the composition of our income) that are subject to change and also may be affected by the application of the PFIC rules, which are subject to differing interpretations. In addition, the value of our assets for purposes of the asset test, including the value of our goodwill, may be determined by reference to the market price of our ordinary shares. Furthermore, the composition of our income and assets may also be affected by how quickly we spend any cash that is raised in any financing transaction or offering and any cash received in the divestiture of our Legacy Business and related transactions. If our ordinary shares are not treated as “publicly traded” within the meaning of applicable U.S. Treasury Regulations, our risk of becoming classified as a PFIC may increase. In light of the foregoing, no assurance can be provided that we are not a PFIC for the current taxable year or that we will not become a PFIC for any future taxable year.

If we are a PFIC, U.S. holders of our ordinary shares would be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. If we are classified as a PFIC in any taxable year with respect to which a U.S. holder owns our ordinary shares, we generally will continue to be treated as a PFIC with respect to such U.S. holder in all succeeding taxable years, regardless of whether we continue to meet the tests described above, unless the U.S. holder makes a ‘‘deemed sale election.’’ Furthermore, whether or not U.S. holders of our ordinary shares make timely qualified electing fund, or QEF, elections, if we provide the necessary information to such U.S. holders to make such elections, or mark-to-market elections may affect the U.S. federal income tax consequences to U.S. holders with respect to the acquisition, ownership and disposition of our ordinary shares and any distributions such U.S. holders may receive.

Investors should consult their own tax advisors regarding all aspects of the application of the PFIC rules to our ordinary shares.

U.S. holders of 10% or more of the voting power or value of our ordinary shares may be subject to U.S. federal income taxation at ordinary income tax rates on undistributed earnings and profits.

There is a risk that we will be classified as a ‘‘controlled foreign corporation,’’ or CFC, for U.S. federal income tax purposes. We will generally be classified as a CFC if more than 50% of our outstanding shares, measured by reference to voting power or value, are owned (directly, indirectly or by attribution) by ‘‘U.S. Shareholders.’’ For this purpose, a ‘‘U.S. Shareholder’’ is any U.S. person that owns directly, indirectly or by attribution, 10% or more of the total voting power or total value of our outstanding shares. If we are classified as a CFC, a U.S. Shareholder may be subject to U.S. income taxation at ordinary income tax rates on its proportionate share of our undistributed earnings and profits attributable to ‘‘subpart F income’’ or undistributed earnings and profits invested in certain U.S. property and may also be subject to tax at ordinary income tax rates on any gain realized on the sale of our ordinary shares, to the extent of our current and accumulated earnings and profits attributable to such shares. A U.S. Shareholder of a CFC is also required to include in gross income for a taxable year, at a reduced effective tax rate, its proportionate share of certain non-U.S. active business income of a CFC not included in a CFC’s ‘‘subpart F income,’’ or ‘‘global intangible low-taxed income,’’ to the extent such CFC’s ‘‘tested income’’ is in excess of 10% of the adjusted U.S. federal income tax basis of depreciable tangible assets used in the CFC’s trade or business (reduced by a U.S. Shareholder’s allocable net interest expense) and is not otherwise offset by any ‘‘tested loss’’ attributable to other CFCs owned by such U.S. Shareholder. Foreign taxes paid by a CFC attributable to the CFC’s ‘‘subpart F income’’ and ‘‘global intangible low-taxed income’’ and any corresponding foreign tax credits may affect the amount of income includible in a U.S. Shareholder’s gross income for U.S. tax purposes. Even if we are not classified as a CFC, certain of our non-U.S. subsidiaries could be treated as CFCs due to the application of certain attribution rules that currently apply in determining CFC status. If certain non-U.S. subsidiaries are classified as CFCs, any U.S. Shareholder may be required to report annually and include in its U.S. taxable income its pro rata share of ‘‘subpart F income,’’ ‘‘global intangible low-taxed income’’ and investments in U.S. property attributable to those non-U.S. subsidiaries. The CFC rules are complex and U.S. Shareholders and U.S. holders of our ordinary shares are urged to consult their own tax advisors regarding the possible application of the CFC, ‘‘subpart F income,’’ and ‘‘global intangible low-taxed income’’ rules (including applicable direct and indirect attribution rules) to them based on their particular circumstances.

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

We may be a party to legal proceedings, including matters involving securities liability, personnel and employment issues, intellectual property claims and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of investigations and proceedings in the health care industry generally that seek recovery under the statutes and regulations identified in the section entitled “Business—Government Regulation and Approval Process.” We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles, or GAAP. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in our evaluation or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results. For more information on our material pending litigation, see the risk factor under the caption “Our competitors or other third parties may allege that we, our suppliers or partners are infringing their intellectual property, forcing us to expend substantial resources in litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation, including losses related to “at-risk” product launches, could have a material adverse effect on our business, financial position and results of operations” and the section entitled “Legal Proceedings” herein.

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

In connection with the preparation of the prospectus for our initial public offering, we identified errors in our financial statements for the years ended December 31, 2016 and 2017 related to our accounting for certain aspects of the Business Combination. The required adjustments to address these errors led to restatements of those financial statements. In addition, we had to correct certain misstatements in our annual and interim financial statements for 2018 and 2019 related to misstatements associated with the tax treatment of certain intercompany transactions at the time of the

Business Combination. Additionally, as previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2019, revisions were necessary to correct misstatements related to uncertain tax positions and prepaid taxes and certain other previously identified immaterial misstatements. If we are required to restate any of our financial statements in the future due to our inability to adequately remedy the issues that gave rise to these restatements or for any other reason, we may be subject to regulatory penalties and investors could lose confidence in the accuracy and completeness of our financial statements, which could cause our share price to decline.

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

Our operating results may vary substantially from quarter to quarter and may be greater or less than those achieved in the immediately preceding period or in the comparable period of the prior year. Factors that may cause quarterly results to vary include, but are not limited to, the following:

●	our ability to create demand in the marketplace for Upneeq;
●	losses related to inventory write-offs;
●	marketing exclusivity, if any, for Upneeq;
●	the level of competition in the marketplace;
●	the likelihood or ability of customers to pay the price at which we offer Upneeq;
●	availability of raw materials and finished products from suppliers;
●	the ability of our third party contract manufacturers to produce Upneeq in a timely and cGMP compliant manner;
●	the scope and outcome of governmental regulatory actions;
●	our dependence on Upneeq for a significant portion of total revenues or income; and
●	legal actions asserting intellectual property rights against our product brought by competitors and legal challenges to our intellectual property rights brought against us by our competitors; price erosion and customer consolidation; and significant payments (such as milestones) payable by us under licensing and development agreements to our partners before the related product has received FDA approval.

The profitability of our product sales is also dependent upon the prices we are able to charge for our product, the costs to purchase products from third parties and our ability to have our product manufactured in a cost-effective manner. If our total revenues decline or do not grow as anticipated, we may not be able to reduce our operating expenses to offset such declines. Failure to achieve anticipated levels of total revenues could, therefore, significantly harm our business and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal office is located in Bridgewater, New Jersey, where we lease approximately 18,000 square feet of office space pursuant to a lease that expires in July 2022 and an additional approximately 7,300 square feet of office space pursuant to a sub-lease that expires in November 2023. We also lease approximately 5,200 square feet of space in Sayreville, New Jersey, from which we operate RVL Pharmacy, pursuant to a lease that expires in December 2023. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space would be readily available on commercially reasonable terms.

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

On April 30, 2019, Osmotica Pharmaceuticals plc was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints named us, certain of our directors and officers and the underwriters of our initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for our initial public offering of ordinary shares. On July 22, 2019, the plaintiffs filed an amended complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. The parties participated in a mediation and reached an agreement in principle to settle the litigation on December 15, 2020. The parties subsequently negotiated a settlement agreement setting forth the terms of the settlement. On May 18, 2021, plaintiffs filed an unopposed motion for preliminary approval of the settlement and notice to the proposed settlement class, which motion was granted by the court on June 11, 2021. The settlement, which was finally approved by the Court on November 10, 2021, calls for a payment by the Company of $5.25 million (a portion of which was covered by applicable insurance) and fully resolves all claims asserted in the litigation against all defendants named in the litigation, including the Company. No party admitted any wrongdoing as part of the settlement, which was reached to avoid the further cost and distraction of litigation.

On April 19, 2021, we were served with a complaint in an action entitled United States ex rel. Lupinetti, et al. v. Exeltis USA, Inc., et al., Northern District of Illinois, No. 1:19-cv-00825. The complaint named us and four other pharmaceutical manufacturers as defendants in a suit alleging violations of the federal False Claims Act and state corollary statutory schemes related to the labelling, marketing, and reimbursement of several prenatal vitamins. The United States government declined to intervene in the action and the plaintiff chose to proceed with the litigation as a qui tam relator on behalf of the federal government and 29 individual states seeking monetary damages, statutory civil penalties, and costs and fees. On June 18, 2021, we and the other defendants in the action filed a Joint Motion to Dismiss. On November 19, 2021, the Court granted defendants Joint Motion to Dismiss and on November 23, 2021, the Court dismissed the action with prejudice.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our ordinary shares began trading October 18, 2018. Our ordinary shares are listed on the Nasdaq Global Select Market under the symbol “RVLP.”

As of March 29, 2022, there were five registered holders of record of our ordinary shares.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Dividend Policy

We have never declared nor paid cash dividends on our ordinary shares. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in respect of our ordinary shares in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will depend on restrictions and other factors our board of directors may deem relevant. Investors should not purchase our ordinary shares with the expectation of receiving cash dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No ordinary shares were purchased by or on behalf of RVL Pharmaceuticals plc or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934 during the year ended December 31, 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors,” “Business” and the audited consolidated financial statements, including the related notes, appearing elsewhere in this Annual Report on Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. As used in this Annual Report on Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “RVL” refer to RVL Pharmaceuticals plc (formerly Osmotica Pharmaceuticals plc). This discussion and analysis is based upon the historical financial statements of RVL Pharmaceuticals plc included in this Annual Report on Form 10-K.

We are a specialty pharmaceutical company focused on the commercialization and development of products that target markets with underserved patient populations in the ocular medicine and medical aesthetics therapeutic areas. In July 2020, we received regulatory approval from the FDA for RVL-1201, or Upneeq, (oxymetazoline hydrochloride ophthalmic solution), 0.1%, for the treatment of acquired blepharoptosis, or droopy or low-lying eyelids in adults. We believe Upneeq is the first non-surgical treatment option approved by the FDA for acquired blepharoptosis. We launched Upneeq in September 2020 to a limited number of eye care professionals and expanded our commercialization efforts in 2021 among ophthalmology, optometry and oculoplastic specialties. We currently make Upneeq available exclusively through RVL Pharmacy, Inc., our wholly-owned pharmacy.

On August 27, 2021, we announced the closing of the divestiture of the Company’s Legacy Business, to Alora for $111 million in cash upon closing, subject to certain post-closing adjustments, and up to $60 million in contingent milestone payments. Pursuant to the Transaction we retained the rights to Upneeq and to arbaclofen extended release tablets, which is under development for the treatment of spasticity in multiple sclerosis. As a result, our business is now primarily focused on the commercialization and development of Upneeq. Following the Transaction, on January 17, 2022 we formally changed our name to RVL Pharmaceuticals plc.

The Legacy Business met the criteria within Accounting Standards Codification, or ASC, 205-20, Presentation of Financial Statements to be reported as discontinued operations because the transaction was a strategic shift in business that had a major effect on our operations and financial results. Therefore, we have reported the historical results of the Legacy Business including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. Refer to Note 2, “Summary of Significant Accounting Policies” of our condensed consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Unless otherwise indicated, the following information relates to our continuing operations following the sale of our Legacy Business to Alora. A description of our business prior to the consummation of the transaction is included in Item 1. “Business,” in Part I of the Annual Report on Form 10-K for the year ended December 31, 2020, that was previously filed with the SEC on March 30, 2021.

With the divestiture of the Legacy Business, our commercial operations are conducted by our wholly-owned subsidiary, RVL Pharmaceuticals, Inc. and its subsidiary RVL Pharmacy. RVL Pharmacy operates pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

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

On July 28, 2020, we entered into a license agreement with Santen granting Santen the exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as EMEA countries. Santen is responsible for further development of RVL-1201 in the licensed territories. Under the license agreement with Santen, we have received an upfront payment of $25.0 million in 2020, license milestone payments of $10.0 million in 2021 and may receive additional milestone payments up to $54.0 million based on regulatory and sales achievements in Santen’s territories. We are also entitled to royalty payments on net sales of RVL-1201 in Santen commercialization territories.

We are exploring opportunities to sell or out-license our late-stage product candidate arbaclofen ER tablets designed for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis for which we have completed Phase III clinical trials. In June 2020, we resubmitted our NDA for arbaclofen ER tablets for the alleviation of spasticity in multiple sclerosis to the FDA. On July 17, 2020 we received notice from the FDA that it considered the resubmission a complete response to the July 9, 2016 action letter and set a goal date for a FDA decision on the NDA of December 29, 2020. On December 28, 2020 we received a CRL indicating the FDA could not approve the NDA in its then current form. The CRL stated that we did not provide adequate justification (including in our most recent NDA amendment) for the statistical analysis of the change from baseline to Day 84 in TNmAS-MAL scores comparing arbaclofen 40 mg to placebo, one of the co-primary endpoints. On January 23, 2021, we submitted a Type A meeting request to the FDA to discuss the CRL’s recommendations and obtain advice on a path forward for the NDA. The meeting took place on March 4, 2021, during which we explored selective review of the currently available data and options for a path forward for FDA approval, including conducting another clinical study. On August 2, 2021, we submitted a special protocol assessment, or SPA, to the FDA proposing an additional clinical study for arbaclofen ER. The FDA responded in a letter dated October 15, 2021, indicating that they are unable to issue an agreement on the submitted protocol. We are reviewing the FDA’s comments and may request a Type A meeting with the Division to discuss the protocol. We intend to revise the protocol and statistical analysis plan and resubmit the SPA agreement request.

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

The continuing COVID-19 pandemic has presented a substantial public health and economic challenge around the world. We launched our commercial activities for Upneeq and began engaging with eye care providers to promote Upneeq in September 2020 and have since expanded our field sales force. In some instances our sales force has encountered challenges engaging with eye care providers during this on-going pandemic. Although many areas of the United States have re-opened, or begun to re-open, access to offices and other commercial facilities, there continue to be areas where restrictions remain in place or may be reinstated as a result of concerns about the spread of new variants, such as the Delta or Omicron variants, which may have the potential to affect our ability to conduct our business and the ability of patients to visit their eye care providers. Additionally, new variants, including the Delta and Omicron variants, which could be resistant to existing vaccines, may lead to new shutdowns or business disruptions in the future, and our ability to conduct our business in the manner and on the timeline presently planned could be materially and adversely impacted.

To date, we have been able to continue to supply Upneeq to patients without significant disruptions, and we do not currently anticipate significant interruption in the near term. However, we are continuing to monitor the potential impact of the COVID-19 pandemic on our business and operations, including our sales, expenses, and pharmacy operations.

Our third-party contract manufacturing partner for Upneeq has been able to operate its manufacturing facility at or near normal levels. While we currently do not anticipate significant interruptions in our manufacturing supply chain, the COVID-19 pandemic and related mitigation efforts may have a negative impact in the future on our third party suppliers’ and contract manufacturing partner’s ability to manufacture Upneeq or to have Upneeq reach all markets.

In the U.S., our office-based employees have been permitted to work from home since mid-March 2020. During this time, we are ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our pharmacy.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this annual report on Form 10-K.

Financial Operations Overview

Segment Information

We currently operate in one business segment focused on the commercialization and development of specialty pharmaceutical products that target markets with underserved patient populations. We are not organized by market and are managed and operated as one business. We also do not operate any separate lines of business or separate business entities with respect to Upneeq. A single management team reports to our chief operating decision maker who comprehensively manages our entire business. Accordingly, we do not accumulate discrete financial information with respect to separate product lines and do not have separately reportable segments. See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Components of Results of Operations – Continuing Operations

Revenues

As a result of the divestiture, all revenues of the Legacy Business have been reclassified under discontinued operations. Our revenues consist of product sales, royalty revenues and licensing revenue.

Net product sales—Our revenues consist of sales of Upneeq and sales of Osmolex the products rights to which were sold to Adamas in January 2021. Osmolex was shipped to customers pursuant to purchase orders, which in certain cases were pursuant to a master agreement with that customer, and we invoiced the customer upon shipment. For these sales we recognized revenue when control transferred to the customer, typically on delivery to that customer. The amount of revenue we recognized was equal to the selling price, adjusted for any variable consideration, which included estimated chargebacks, commercial rebates, discounts and allowances at the time revenues were recognized.

RVL Pharmacy ships Upneeq to our customers pursuant to prescriptions; however, in certain cases where our state pharmacy licenses are pending prescriptions are fulfilled by a third party pharmacy partner. We refer to these sales as Pharmacy Sales. Additionally, Upneeq is sold directly to physician practices in certain states which permit physicians to dispense Upneeq in their offices. We refer to these revenues as Direct Dispense sales. All sales are paid for using credit cards for which we are paid prior to shipment. We recognize revenue when control has transferred to the customer, which is typically on delivery to the customer for Pharmacy Sales, or in the case of Direct Dispense sales, when the product is shipped to the physician. Accordingly, Pharmacy Sales revenue is not recognized until we have evidence that the product was delivered to the customer. The amount of revenue we recognize is equal to the selling price, adjusted for any variable consideration, which largely consists of discounts and disputed chargebacks, at the time revenues are recognized.

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

Licensing revenue—For license arrangements with commercial partners that include payments based on the achievement of regulatory approvals or other non-sales milestone, revenue is recognized when the performance obligation identified in the arrangement is completed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel expenses, including salaries and benefits for employees in executive, sales, marketing, finance, accounting, business development, legal, information technology and human resource functions. General and administrative expenses also include corporate facility costs, including rent, utilities, insurance, legal fees related to corporate matters, share based compensation, fees for accounting and other consulting services, including public company costs associated with the preparation of our SEC filings, legal and accounting costs, investor relations costs, director and officer liability insurance costs, as well as costs related to compliance with laws and regulations, including the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Research and Development Expenses

Costs for research and development are charged as incurred and include employee related expenses (including salaries and benefits, share based compensation, travel and expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies), costs associated with preclinical activities and development activities and costs associated with quality and regulatory operations.

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

Results of Operations – Continuing Operations

Comparison of Years Ended December 31, 2021 and 2020

Financial Operations Overview

The following table presents revenues and expenses from continuing operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	% Change
Net product sales	$7,511	$1,942	287%
Royalty and licensing revenue	9,990	25,820	(61)%
Total revenues	17,501	27,762	(37)%
Cost of goods sold	3,618	3,293	10%
Gross profit	13,883	24,469	(43)%
Gross profit percentage	79%	88%
Selling, general and administrative expenses	87,463	72,824	20%
Research and development expenses	6,930	13,387	(48)%
Impairment of intangible assets	7,880	28,910	(73)%
Total operating expenses	102,273	115,121	(11)%
Gain on sales of product rights, net	5,636	—	NM %
Operating loss	(82,754)	(90,652)	(9)%
Interest expense and amortization of debt discount	3,036	4,095	(26)%
Change in fair value of debt and interest expense	982	—	NM %
Change in fair value of warrants	(5,571)	—	NM %
Other non-operating expense, net	1,333	48	2,677%
Total other non-operating (income) expense	(220)	4,143	(105)%
Loss before income taxes	(82,534)	(94,795)	(13)%
Income tax expense (benefit), continuing operations	315	(5,782)	(105)%
Loss from continuing operations	(82,849)	(89,013)	(7)%
Gain on sales of discontinued operations	4,062	—	NM %
Income from discontinued operations before income taxes	13,570	10,508	29%
Income tax (benefit) expense, discontinued operations	(297)	1,084	(127)%
Income from discontinued operations, net of tax	17,929	9,424	90%
Net loss	$(64,920)	$(79,589)	(18)%

NM – Not Meaningful

Revenues

The following table presents total revenues for the periods indicated (dollars in thousands):

	Year Ended December 31,
Pharmaceutical Products	2021	2020	% Change
Upneeq	$7,511	$526	1,328%
Osmolex	—	1,416	(100)%
Net product sales	7,511	1,942	287%
Royalty and licensing revenue	9,990	25,820	(61)%
Total revenues	$17,501	$27,762	(37)%

Total revenues decreased to $17.5 million for the year ended December 31, 2021, from $27.8 million for the year ended December 31, 2020 primarily due to lower licensing revenue from Santen and the absence of sales of Osmolex which was divested in January 2021.

Net Product Sales. Net product sales increased by $5.6 million to $7.5 million for the year ended December 31, 2021, as compared to $1.9 million for the year ended December 31, 2020. This increase was due to higher volumes of Upneeq sold in 2021, reflecting its first full year of sales following its commercial launch in September 2020, partially offset by the absence of Osmolex sales.

Royalty and Licensing Revenue. Royalty and licensing revenue decreased by $15.8 million to $10.0 million predominately reflecting lower regulatory milestones received under the license agreement with Santen in 2021 as compared to $25.8 million received during the year ended December 31, 2020.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	% Change
Depreciation expense	$55	$8	588%
Royalty expense	487	74	558%
Other costs of goods sold	3,076	3,211	(4)%
Total costs of goods sold	$3,618	$3,293	10%

Total cost of goods sold increased $0.3 million in the year ended December 31, 2021 to $3.6 million as compared to $3.3 million in the year ended December 31, 2020, primarily driven by higher volumes of Upneeq sold and higher royalties incurred during 2021, partially offset by lower sample and regulatory costs for Upneeq, and the absence of product costs for Osmolex during 2021.

Gross profit percentage decreased to 79% for the year ended December 31, 2021 compared to 88% for the year ended December 31, 2020 largely due to lower license revenue during 2021 as compared to 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.7 million in the year ended December 31, 2021 to $87.5 million as compared to $72.8 million in the year ended December 31, 2020. The increase in our selling, general and administrative expenses reflects the expansion of our salesforce and higher marketing expenses associated with the launch of Upneeq, severance and other expenses related to the cessation of operations in the Company’s subsidiary in Argentina, debt and equity issuance costs incurred in connection with the issuance of the Notes and ordinary shares in the fourth quarter of 2021, and higher legal and transactional expenses associated with the divestiture of the Legacy Business, partially offset by lower securities litigation costs.

Selling, general and administrative expenses include share compensation expense of $5.8 million and $3.7 million for the years ended December 31, 2021 and 2020, respectively. The increase in share compensation expense reflects the acceleration of vesting of equity awards triggered by the divestiture of the Legacy Business during the third quarter of 2021.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	% Change
Arbaclofen ER	$702	$3,146	(78)%
RVL-1201	1,198	3,257	(63)%
Other	5,030	6,984	(28)%
Total	$6,930	$13,387	(48)%

Research and development expenses decreased by $6.5 million in the year ended December 31, 2021 to $6.9 million as compared to $13.4 million in the year ended December 31, 2020. The decrease primarily reflects lower headcount, lower spending on arbaclofen ER, Upneeq and other R&D projects, partially offset by severance costs related to the cessation of operations in the Company’s Argentine subsidiary during the second quarter of 2021.

Research and development expenses include share compensation expense of $0.9 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. The increase of share compensation expense reflects the acceleration of vesting of equity awards triggered by the divestiture of the Legacy Business during the third quarter of 2021.

Impairment of Intangible Assets

Impairment of intangible assets for the years ended December 31, 2021 and 2020 was $7.9 million and $28.9 million, respectively, due to write-downs to fair value for arbaclofen ER, an indefinite-lived In-Process R&D asset, due to delays in the anticipated launch of the product candidate, if approved.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $1.1 million in the year ended December 31, 2021 to $3.0 million as compared to $4.1 million in the year ended December 31, 2020. The decrease is primarily attributable to the recognition of $1.3 million of interest expense on our senior secured notes in the fourth quarter of 2021 within the separate caption titled “Change in fair value of debt and interest expense” pursuant to our elections related to fair value accounting (see “Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants” section below).

Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants

Changes in the fair value of our senior secured notes and warrants, each newly issued in October 2021, resulted in (losses) gains of $(1.0) million and $5.6 million, respectively. Changes in the fair value of our senior secured notes includes $1.3 million of related interest expense. See Note 21, Financial Instruments and Fair Value Measurements to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Other Non-operating Expense, Net

Other non-operating expense, net was $1.3 million and less than $0.1 million for the years ended December 31, 2021 and 2020, respectively. The increase was primarily due to asset disposal costs related to leasehold improvements associated with the curtailment of operations in Argentina during the second quarter of 2021.

Income Tax Expense (Benefit)

The following table summarizes our income tax expense (benefit) and effective tax rate for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020
Income tax expense (benefit)	$315	$(5,782)
Effective tax rate	(0.4)%	6.1%

Income tax expense (benefit) changed from a $5.8 million benefit in the year ended December 31, 2020 to a $0.3 million expense in the year ended December 31, 2021. The significant change in the 2021 income tax expense was primarily the result of the sale of the Legacy Business.

Components of Results of Operations – Discontinued Operations

On August 27, 2021 we announced the closing of the divestiture of the Legacy Business comprising our discontinued operations. The components of our discontinued operations described below include results for the period from January 1, 2021 to August 27, 2021, or the “2021 period,” and the twelve months ended December 31, 2020.

Revenues

Our revenues from discontinued operations consisted of product sales, royalty revenues and licensing and contract revenue.

Net product sales—Our revenues consisted primarily of product sales of our promoted products, principally Divigel and the OB Complete family of prescription prenatal dietary supplements, M-72, Lorzone, and our non promoted products. We shipped our products to our customers pursuant to purchase orders, which in certain cases were pursuant to a master agreement with that customer, and we invoiced the customer upon shipment. For these sales we recognized revenue when control was transferred to the customer, which was typically on delivery to the customer. The amount of revenue we recognized was equal to the selling price, adjusted for any variable consideration, which included estimated chargebacks, commercial rebates, discounts and allowances at the time revenues were recognized.

Royalty revenue—For arrangements that included sales-based royalties, including milestone payments based on the level of sales, and the license was deemed to be the predominant item to which the royalties related, we recognized revenue at the later of (a) when the related sales occurred, or (b) when the performance obligation to which some or all the royalty had been allocated had been satisfied (or partially satisfied).

Licensing and contract revenue—We had arrangements with commercial partners that allowed for the purchase of product from the Company by the commercial partners for purpose of sub-distribution. Licensing revenue was recognized when the performance obligation identified in the arrangement was completed. Variable considerations, such as returns on product sales, government program rebates, price adjustments and prompt pay discounts associated with licensing revenue, were generally the responsibility of our commercial partners.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted primarily of personnel expenses, including salaries and benefits for employees in sales, marketing, accounting, legal and human resource functions. General and administrative expenses also included corporate facility costs, including rent, utilities, insurance, legal and other fees related to accounting and other consulting services.

Research and Development Expenses

Costs for research and development were charged as incurred and included employee related expenses (including salaries and benefits, travel and expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies), costs associated with preclinical activities and development activities and costs associated with regulatory operations.

Costs for certain development activities, such as clinical studies, were recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors on their actual costs incurred. Payments for these activities were based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and were reflected in our consolidated financial statements as prepaid expenses or accrued expenses as applicable.

Results of Operations – Discontinued Operations

Comparison of Years Ended December 31, 2021 and 2020

Financial Operations Overview

The following table presents revenues and expenses from discontinued operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020
Total revenues	$62,395	$150,122
Cost of goods sold (inclusive of depreciation and amortization)	30,018	71,187
Selling, general and administrative expense	5,468	9,137
Impairment of intangible assets	—	43,273
Research and development expenses	5,882	6,309
Income from operations	21,027	20,216
Interest expense and amortization of debt discount	6,399	10,301
Other non-operating loss (income), net	1,058	(593)
Income from discontinued operations before costs of disposal and provision for income taxes	13,570	10,508
Income tax (benefit) expense	(297)	1,084
Income from discontinued operations before gain on disposal	13,867	9,424
Gain on sales of discontinued operations	4,062	—
Income from discontinued operations, net of tax	$17,929	$9,424

Revenues

The following table presents total revenues from discontinued operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020
Venlafaxine ER (VERT)	$5,141	$25,576
Methylphenidate ER	16,015	31,699
Divigel	18,295	31,629
Nitrofurantoin	3,136	10,443
Lorzone	113	4,058
OB Complete	3,031	6,948
Other	13,819	33,556
Net product sales	59,550	143,909
Royalty revenue	2,207	3,287
Licensing and contract revenue	638	2,926
Total revenues	$62,395	$150,122

Total revenues decreased by $87.7 million to $62.4 million for the year ended December 31, 2021, as compared to $150.1 million for the year ended December 31, 2020 primarily due to a decrease in net product sales.

Net Product Sales. Net product sales decreased by $84.3 million to $59.6 million for the year ended December 31, 2021, as compared to $143.9 million for the year ended December 31, 2020. Approximately $41.5 million of this decrease was attributable to less than eight months of operations during the 2021 period. Approximately $19.2 million of the decrease was due to lower realized prices, while approximately $23.6 million was due to lower volumes of products sold. Net sales of methylphenidate ER (including M-72) decreased $15.7 million, of which, $10.1 million is attributable to the absence of methylphenidate sales during the period from August 28, 2021 to December 31, 2021, or the “remainder of 2021.” During the 2021 period, net product sales of methylphenidate ER (including M-72), decreased $5.6 million due to price erosion from generic competitors resulting in significantly lower net selling prices and lower volumes. Net sales of VERT decreased $20.4 million, of which, $6.0 million is attributable to the absence of VERT sales during the remainder of 2021. Product sales from VERT decreased by $14.4 million for the 2021 period due to additional generic competition resulting in lower volumes and net realized selling prices.

Product sales of Lorzone decreased $3.9 million during 2021 as compared to 2020. Product sales from Lorzone declined $4.2 million for the 2021 period, reflecting continued erosion of pricing and volumes due to the launch of generic competition. Product sales of Divigel decreased $13.3 million, of which, $11.4 million was attributable to the absence of Divigel sales during the remainder of 2021. Product sales from the OB Complete family of prescription prenatal dietary supplements decreased $3.9 million, of which, $2.1 million is attributable to the absence of OB Complete sales during the period of 2021 following the divestiture of the Legacy Business. Product sales from OB Complete decreased by $1.8 million during the 2021 period due to lower volumes sold reflecting a reduction of promotional activity beginning in 2020 and continuing into 2021. Product sales of Nitrofurantoin decreased $7.3 million, of which, $1.9 million is attributable to the absence of Nitrofurantoin sales during the remainder of 2021. Sales of Nitrofurantoin decreased $5.4 million in the 2021 period due to additional competitors entering the market. Other product sales decreased by $19.7 million, largely due to decreased pricing and volumes of other non-promoted products sold during the year.

Royalty Revenue. Royalty revenue decreased by $1.1 million for the year ended December 31, 2021, of which $0.4 million was due to lower product sales by license partners during the 2021 period, with the remainder of the decrease due to the absence of the Legacy Business for the remainder of 2021.

Licensing and Contract Revenue. Licensing and contract revenue decreased by $2.3 million in 2021, of which $0.6 million was due to lower sales activity by collaboration partners during the 2021 period, with the remainder of the decrease due to the absence of the Legacy Business for the remainder of 2021.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	% Change
Amortization of intangible assets	$5,233	$16,046	(67)%
Depreciation expense	1,350	1,484	(9)%
Royalty expense	3,832	9,209	(58)%
Other costs of goods sold	19,603	44,448	(56)%
Total costs of goods sold	$30,018	$71,187	(58)%

Total cost of goods sold decreased $41.2 million in the year ended December 31, 2021 to $30.0 million as compared to $71.2 million in the year ended December 31, 2020. Amortization of intangible assets decreased by $10.8 million. Following the designation of the Legacy Business as a discontinued operation on June 24, 2021 the Company ceased recognizing amortization expense related to intangible assets of the Legacy Business. Royalty expense decreased by $5.4 million, of which $3.1 million was related to a decrease in net sales of certain licensed products during the 2021 period, with the remainder of the decrease due to the absence of the Legacy Business for the remainder of 2021. Other cost of goods sold decreased $24.8 million, of which $10.9 million related to lower volumes of product sold during the 2021 period, with the remainder of the decrease due to the absence of the Legacy Business for the remainder of 2021.

Gross profit percentage decreased to 51% for the year ended December 31, 2021 compared to 53% for the year ended December 31, 2020. Excluding amortization and depreciation, our gross profit percentage for the year ended December 31, 2021 was 62% as compared to 64% for the year ended December 31, 2020 largely due to higher unit production costs, partially offset by lower inventory reserves and royalty expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.6 million in the year ended December 31, 2021 to $5.5 million as compared to $9.1 million in the year ended December 31, 2020. The decrease in selling, general and administrative expenses primarily reflects lower marketing expenses as promotional resources were reallocated to Upneeq beginning in mid-2020, and lower general and administrative expenses related to insurance, costs of licenses and fees and lower headcount during 2021.

Research and Development Expenses

Research and development expenses decreased by $0.4 million in the year ended December 31, 2021 to $5.9 million as compared to $6.3 million in the year ended December 31, 2020. The decrease primarily reflects the completion of development programs for several non-promoted products during 2020.

Impairment of Intangible Assets

There was no impairment of intangible assets for the year-ended December 31, 2021.

Impairment of intangible assets for the year-ended December 31, 2020 were $43.3 million primarily consisting of write-downs to fair value for methylphenidate ER, VERT, and Oxybutynin of $19.5 million, $20.2 million, and $3.6 million, respectively. The impairments of methylphenidate ER, VERT and Oxybutynin reflect the competitive generic environment which has continued to erode net realized pricing and volumes of these products. In the fourth quarter of 2020 we recognized an impairment of finite-lived development technology and product rights for VERT of $10.7 million and $9.5 million, respectively due to the approval of a competing product and the anticipated deterioration of pricing and volumes.

The following table presents a breakdown of impairments recognized by asset and asset group for the period indicated (dollars in thousands):

	Year Ended December 31, 2020
	Impairment
Asset/Asset Group	Charge	Reason For Impairment
Product Rights
Methylphenidate ER	$19,539	Lower revenue due to generic competition.

Developed Technology
Venlafaxine ER	10,655	Lower revenue due to generic competition.
Oxybutynin	3,618	Lower revenue expectations
	14,273	Lower anticipated revenue due to generic competition.
Distribution Rights
Venlafaxine ER	9,461	Lower revenue due to generic competition.
Total Impairment Charges	$43,273

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $3.9 million in the year ended December 31, 2021 to $6.4 million as compared to $10.3 million in the year ended December 31, 2020. The decrease in borrowing costs reflects lower levels of indebtedness following the prepayment of debt in the third quarter of 2020, and lower interest rates during 2021.

Other Non-operating Loss (Income), Net

Other non-operating loss (income) was $1.1 million and $(0.6) million for the years ended December 31, 2021 and 2020, respectively.

Income Tax (Benefit) Expense

The following table summarizes our income tax expense (benefit) and effective tax rate for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020
Income tax (benefit) expense	$(297)	$1,084
Effective tax rate	(1.7)%	10.3%

Our income tax provision changed from an income tax expense of $1.1 million in the year ended December 31, 2020 to an income tax benefit of $0.3 million in the year ended December 31, 2021. The changes in the 2021 income tax benefit was the result of a valuation allowance recorded on the Hungarian entity.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings available under our Note Purchase Agreement, dated October 1, 2021, with Athyrium Opportunities IV Acquisition LP, as administrative agent, and Athyrium Opportunities IV Acquisition 2 LP, as the Purchaser. At December 31, 2021, we had cash and cash equivalents of $40.4 million and total debt obligations with aggregate principal amounts of $57.4 million including an aggregate principal amount of $55.0 million of long-term debt, the maturities of which commence in March 2024 and extend through October 2026. Our primary uses of cash are to fund operating expenses, including commercialization costs associated with Upneeq, capital expenditures, and debt service payments.

The Note Purchase Agreement provides for the issuance of the Notes to the Purchaser in an aggregate principal amount of up to $100.0 million in three separate tranches. The first tranche of Notes was issued in an aggregate principle amount equal to $55.0 million on October 12, 2021. At any time after October 12, 2021 but prior to the first anniversary thereof, upon the satisfaction of certain conditions, including a minimum liquidity requirement and minimum net product sales target for Upneeq, we may request the issuance of the second tranche Notes in an aggregate principal amount of up to $20.0 million. At any time after October 12, 2021 but prior to the second anniversary thereof, we may request the issuance of the third tranche Notes in an aggregate principal amount of up to $25.0 million, which shall be funded in the sole discretion of the Purchaser. The minimum net product sales target for Upneeq is $3.0 million for the quarter ending March 31, 2022, and increasing in $1.0 million increments each quarter thereafter until the quarter ending June 30, 2024, for which quarter and all subsequent quarters the threshold is $12.0 million. The minimum liquidity requirement under the Note Purchase Agreement requires us to maintain, at any time, unrestricted cash and cash equivalents greater than or equal to $15.0 million.

At December 31, 2021, the interest rate on our Notes was 10.5%.

On October 12, 2021 we completed a follow-on offering and issued and allotted 14,000,000 ordinary shares of the Company and warrants to purchase up to 14,000,000 ordinary shares, at a public offering price of $2.50 per share and accompanying warrant. In addition, we granted the underwriter a 30-day option to purchase up to an additional 2,100,000 ordinary shares and/or warrants to purchase additional 2,100,000 ordinary shares at the public offering price, less the underwriting discounts and commissions. On October 11, 2021 the underwriter exercised its option to purchase additional warrants to purchase up to 2,100,000 ordinary shares. The warrants have an exercise price of $3.10 per share, were immediately exercisable and will expire 3.5 years from the date of issuance. The aggregate net proceeds from the follow-on offering were approximately $32.5 million after deducting underwriting commissions and offering expenses.

On September 8, 2021, we entered into a sales agreement, the Sales Agreement with Cantor Fitzgerald & Co., or Cantor under which we may offer and sell our ordinary shares having aggregate sales proceeds of up to $75.0 million from time to time through Cantor as its sales agent by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including, without limitation, sales made directly on the Nasdaq Global Select Market or any other existing trading market for the Company’s ordinary shares. At December 31, 2021, we had sold 146,162 of our ordinary shares at a weighted-average price of $3.13 for aggregate proceeds of $0.5 million and net proceeds to us of $0.0 million, after deducting commissions and offering expenses payable by us.

On July 16, 2020, we completed a follow-on equity offering and allotted 5.0 million ordinary shares. The aggregate proceeds from the follow-on offering were approximately $30.4 million after deducting offering expenses. Proceeds from the offering were used for working capital and general corporate purposes.

On January 13, 2020, we completed an equity offering and allotted 6.9 million ordinary shares at a public offering price of $5.00 per share. The number of shares issued in this offering reflected the exercise in full of the underwriters’ option to purchase 900,000 ordinary shares. The aggregate net proceeds from the follow-on offering were approximately $31.8 million after deducting underwriting discounts and commissions and offering expenses. Proceeds from the offering were used for working capital and general corporate purposes.

For the year ended December 31, 2020, we repurchased 1,435,725 ordinary shares, at a weighted-average price of $5.62 for an aggregate of $8.1 million pursuant to a share repurchase program authorized by our board of directors in September 2019. We did not repurchase any shares during the year ended December 31, 2021.

Going Concern

At December 31, 2021, we had cash and cash equivalents of $40.4 million, an accumulated deficit of $517.5 million and total long-term debt with aggregate principal amounts of $55.0 million, with such maturities commencing in March 2024 and extending through October 2026. In addition, our primary indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly product sales requirements. For the years ended December 31, 2021 and 2020, we incurred net losses from continuing operations of $82.8 million and $89.0 million, respectively. For the year ended December 31, 2021, we used $54.7 million in cash from operating activities.

The divestiture of the Legacy Business in 2021 resulted in the loss of substantially all of our revenue generating assets. Our current business plan is focused on the continued launch and commercialization of Upneeq, which has and will continue to diminish our cash flows in at least the near term. We will require additional capital to fund our operating needs, including the expanded commercialization of Upneeq and other activities. We expect to incur significant expenditures and sustained operating losses for the foreseeable future.

We do not believe that current sources of liquidity will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following the date the consolidated financial statements contained in this Annual Report on Form 10-K are issued without raising additional funding. As a result, there is a substantial doubt as to our ability to operate as a going concern. Our ability to continue as a going concern will require us to obtain additional funding, generate positive cash flow from operations and/or enter into strategic alliances or sell assets.

Our plans to address these conditions include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or is entirely within our control, i) raise funds through additional sales of our ordinary shares, through equity sales agreements with broker/dealers or other public or private equity financings, ii) raise capital through borrowings under existing debt facilities and/or convertible debt, and/or or iii) raise non-dilutive funds through product collaborations and/or partner or sell a portion or all rights to any of our assets.

There can be no assurance that we will receive cash proceeds from any of these potential sources or, to the extent cash proceeds are received, such proceeds would be sufficient to support our current operating plan for at least the next 12 months from the date the consolidated financial statements contained in this Annual Report on Form 10-K are issued. The sale of additional equity or convertible debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred shares, these securities could provide for rights senior to those of our ordinary shares and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all.

The consolidated financial statements contained in this Annual Report on Form 10-K have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business, and therefore do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Cash Flows

The following table provides information regarding our consolidated cash flows, including our continuing operations and discontinued operations, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	$ Change
Net cash provided by (used in) operating activities	$(54,732)	$17,590	$(72,322)
Net cash provided by (used in) investing activities	116,453	(3,084)	119,537
Net cash provided by (used in) financing activities	(135,330)	3,682	(139,012)
Net increase (decrease) in cash and cash equivalents	$(73,609)	$18,188	$(91,797)

Net cash provided by (used in) operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash used in operating activities was $54.7 million for the year ended December 31, 2021 and net cash provided by operating activities was $17.6 million for the year ended December 31, 2020. The decrease in cash provided by operating activities in the year ended December 31, 2021, as compared to year ended December 31, 2020, was primarily as a result of lower net income after considering non-cash adjustments, and higher cash used by operating assets and liabilities, particularly higher prepaid assets and lower accrued expenses as compared to the year ended December 31, 2020.

Net cash provided by (used in) investing activities

Cash provided by investing activities for the year ended December 31, 2021, was $116.5 million primarily from proceeds from the divestitures of our Legacy Business and product rights related to Osmolex. Cash used in investing activities for the year ended December 31, 2020 primarily reflected purchases of property, plant and equipment.

Net cash provided by (used in) financing activities

Net cash used in financing activities of $135.3 million for the year ended December 31, 2021, largely reflected the repayment of borrowings under our term loan facility offset by net proceeds from the issuance of Notes, insurance financing loans and proceeds from the issuance of ordinary shares and warrants. Net cash provided by financing activities of $3.7 million for the year ended December 31, 2020 largely reflects net proceeds from the issuance of ordinary shares offset by prepayments of debt and repurchases of ordinary shares during the year.

Critical Accounting Estimates – Continuing Operations

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported throughout the financial statements. Those estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and known facts and circumstances. We adjust our estimates and assumptions when we believe the facts and circumstances warrant an adjustment. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

We consider the policies and estimates discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Specific risks for these critical accounting policies are described in the following sections. For all these policies, we caution that future events rarely develop exactly as forecast, and such estimates naturally require adjustment.

Our discussion of critical accounting policies and estimates is intended to supplement, not duplicate, our summary of significant accounting policies so that readers will have greater insight into the uncertainties involved in these areas. For a summary of all our significant accounting policies see Note 2, Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Testing Goodwill and Indefinite-Lived Intangible Assets for Impairment

Subsequent to the divestiture of the Legacy Business, we continue to carry significant amounts of goodwill from prior acquisitions and substantial value for an indefinite-lived in-process research and development, or IPR&D, intangible asset relating to arbaclofen ER on our balance sheet. At December 31, 2021, the combined carrying value of goodwill and indefinite-lived intangible assets, net of accumulated amortization and or impairment charges, was $83.1 million or 58% of our total assets. See Note 9, Goodwill and Other Intangible Assets to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On October 1 of each year, we perform annual impairment testing of our goodwill and indefinite-lived intangible assets, or more frequently whenever an event or change in circumstance occurs that would require reassessment of the recoverability of those assets. The impairment analysis for goodwill and indefinite-lived intangible assets consists of an optional qualitative test potentially followed by a quantitative analysis. These measurements rely upon significant judgment from management described as follows:

●	The qualitative analysis for goodwill and indefinite-lived intangible assets requires us to identify potential factors, including, but not limited to, changes, if any, in our market capitalization, carrying values, the status of regulatory and commercial success risks, competitive trends or related cash flow projections that may result in an impairment and estimate whether such factors would warrant performance of a quantitative test;
●	The quantitative goodwill impairment test, when performed, requires us to estimate the fair value of our single reporting unit. We estimate the fair value of our reporting unit using a weighted average of up to three valuation methods based on discounted cash flows, market multiples and or market references. These valuation methods require management to make various assumptions, including, but not limited to, future profitability, cash flows, discount rates, weighting of valuation methods and the selection of comparable publicly traded companies; and
●	The quantitative test for indefinite-lived intangible assets, when performed, is determined using a discounted cash flow model that necessitates the development of estimated net cash flows for each asset, the appropriate discount rate to select for each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting each asset and related cash flow stream as well as other factors. IPR&D assets are also subject to adjustments reducing their anticipated revenues and costs by a probability of success, or POS, factor based upon empirical research of probabilities a new drug candidate would be approved based on the candidate’s stage of clinical development.

Our estimates are based on historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing future cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies, including, but not limited to, estimates about sales growth, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group and or market reference transactions under the market approach involves judgment, and an alternative selection of guideline companies or market references could yield materially different market multiples. Weighing the different value indications involves judgment about their relative usefulness and comparability to the reporting unit. A variety of the above-referenced valuation assumptions are based on significant inputs not observable in the market and thus our quantitative tests, when performed, represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease the resulting estimated fair values and the amounts of related impairments, if any.

There was no impairment of goodwill during the years ended December 31, 2021 and 2020. Concurrent with the divestiture of our Legacy Business in August 2021, goodwill of $45.0 million was allocated based on relative fair value of the Legacy Business. As a result, $55.8 million in goodwill remains on our balance sheet at December 31, 2021. A sustained decline in our market capitalization, even if due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill and cause us to conduct additional impairment tests.

Based on the results of IPR&D impairment assessments performed relative to arbaclofen ER, we recognized impairment charges of $7.9 million and $28.9 million during the years ended December 31, 2021 and 2020, respectively, related to delays in anticipated commercialization of the product candidate, if approved. At December 31, 2021, $27.2 million in indefinite-lived IPR&D intangible assets remains on our balance sheet. The use of any different valuation inputs would have increased or decreased our recognized impairment charges. Further delays in the anticipated timing of commercialization of arbaclofen ER and or material changes in legal, market and or regulatory risks may cause us to conduct additional impairment tests.

A determination that all or a portion of our goodwill and or IPR&D asset is impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

Calculating Expense for Share-Based Compensation Arrangements

Our employees and directors have received various long-term compensation awards, including from time-to time, stock options, restricted stock units, performance stock units, and other share-based awards. We calculate expense for some of those awards using fair value estimates based on significant unobservable inputs. See Note 14, Share-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

During the year ended December 31, 2020 we recognized $4.6 million of aggregate share compensation expense. During the year ended December 31, 2021 we recognized $7.0 million of aggregate share compensation expense, which included, the acceleration of the vesting of certain stock options and restricted stock units and all performance stock units under our incentive compensation plans in connection with the divestiture of the Legacy Business.

At December 31, 2021, there were approximately:

●	3.2 million stock options outstanding under the 2018 Equity Incentive Plan, with aggregate unrecognized share compensation expense related to unvested awards of $3.6 million, which is expected to be recognized over a weighted-average remaining service period of 2.1 years; and
●	1.4 million restricted stock units outstanding under the 2018 Equity Incentive Plan, with aggregate unrecognized share compensation expense related to unvested awards of $4.5 million, which is expected to be recognized over a weighted-average remaining service period of 1.8 years.

Share compensation expense is measured at the date of grant, based on the fair value of an award and recognized ratably over its vesting term. We determine the fair value of restricted stock units based on the market price of our ordinary shares at the grant date, which is objectively determinable and not subject to significant unobservable inputs.

We estimate the grant date fair value of stock options and performance stock units using a Black-Scholes Merton option-pricing model and a Monte Carlo simulation model, respectively. The assumptions used in our models represent management's best estimates and involve a number of variables, uncertainties and assumptions and the application of management's judgment, as they are inherently subjective. The most significant unobservable input is the volatility of our stock price. A public quotation was first established for our ordinary shares in October 2018, which often does not provide us with an adequate historical basis to reasonably estimate the expected volatility of our ordinary shares over the expected life of an award. Accordingly, we generally estimate volatility based on a weighting of our own stock price volatility and or the historical stock price trends of similar entities within our industry over a period of time commensurate with the expected term.

The fair value of our stock options and performance stock units would have differed had we selected different peers, assigned different weighting assumptions between our own and peer volatility or used different techniques to estimate volatility.

Increasing our estimated volatility assumption by 500 basis points, or 5 percent, for all stock options issued in 2021 at the date of grant would increase our 2021 share compensation expense by an immaterial amount and also increase our aggregate unrecognized share compensation cost related to unvested awards at December 31, 2021 by less than $0.2 million.

Estimating the Value of Financial Instruments Remeasured at Fair Value on a Recurring Basis

Our Notes, a material component of long-term debt at December 31, 2021, and warrants, as reflected within warrant liabilities, a material component of total liabilities, at December 31, 2021, have each been measured and carried at fair value since their issuance in October 2021. Changes in the estimated fair value of such instruments are recognized as a non-cash gain or loss in the consolidated statement of operations and comprehensive loss. Such instruments represent financial liabilities whose measurement contains significant unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy. See Note 21, Financial Instruments and Fair Value Measurements to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Changes in the fair value of our Notes and warrants during the year ended December 31, 2021 resulted in (losses) gains recognized through earnings of $(1.0) million and $5.6 million, respectively, with a resultant carrying value at December 31, 2021 of $(43.8) million and $(3.2) million, respectively.

We use a discounted cash flow technique, an income-based approach, to determine the fair value of the Notes. This technique relies upon an assumption of pricing the Notes to their maturity (without mandatory or voluntary prepayments) and incorporates inputs such as contractual repayment terms, maturity, and discount rate. The most significant unobservable input for the Notes is the discount rate which we estimate by performing a yield analysis that relies upon the discount rate observed in the initial issuance of the Senior Secured Notes as well as certain benchmark debt instruments with observable pricing from which we draw conclusions on the change in the discount rate from period to period.

We use the Black-Scholes Merton option-pricing model to value the warrants. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The most significant unobservable input for the warrant liabilities is volatility. Given the limited trading volume and period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants.

Remeasuring the fair value of our Notes and warrants on a recurring basis through earnings requires the estimation of significant unobservable inputs, and thereby requires significant demands on our judgment. Using different estimates or assumptions would have materially affected our results in 2021 and subsequent periods. For example, as of December 31, 2021:

●	A 100 basis point, or one percent, decrease or increase to the rate we used to discount future cash flows under our Notes would have increased or decreased, respectively, the estimated fair value of our Notes and changed the associated gains or losses recognized through 2021 earnings by $1.4 million; and
●	A 1,000 basis point, or ten percent, decrease or increase to the estimated volatility assumption under our warrants would have increased or decreased, respectively, the estimated fair value of our warrants and decreased or increased, respectively, the associated gains recognized through 2021 earnings by $1.2 million.

Estimating Valuation Allowances on Deferred Tax Assets

We are required to estimate the degree to which tax assets and loss carryforwards will result in a future income tax benefit, based on our expectations of future profitability by tax jurisdiction. We provide a valuation allowance for deferred tax assets that we believe will more likely than not go unutilized. If it becomes more likely than not that a deferred tax asset will be realized, we reverse the related valuation allowance and recognize an income tax benefit for the amount of the reversal. See Note 17, Income Taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

At December 31, 2021, the Company had a federal net operating loss carryforward of $43.4 million, state net operating loss carryforwards of $114.0 million, net operating loss carryforwards in certain foreign tax jurisdictions of $104.2 million which will begin to expire in 2022 and total tax credit carryforward of $7.2 million, primarily consisting of Federal Orphan Drug Tax Credits that are expected to be fully realized prior to their expiration, beginning in 2036. The Company also had a federal capital loss carryforward of $104.6 million at December 31, 2021, which will expire in 2026.

At December 31, 2021, our valuation allowance on deferred tax assets was $52.9 million, which primarily consists of $21.1 million relating to $157.4 million net operating loss carryforwards and $23.8 million relating to $104.6 million of federal capital loss carryforwards, none of which are expected to be realized.

We must make assumptions and judgments to estimate the amount of valuation allowance to be recorded against our deferred tax assets, which take into account current tax laws and estimates of the amount of future taxable income, if any. Realization of the deferred tax assets is dependent on a variety of factors, some of which are subjective in nature, including the generation of future taxable income, the amount and timing of which are uncertain. In evaluating the ability to recover the deferred tax assets, we consider all available positive and negative evidence, including cumulative income in recent fiscal years, the forecast of future taxable income exclusive of certain reversing temporary differences and significant risks and uncertainties related to our business. In determining future taxable income, management is responsible for assumptions utilized including, but not limited to, the amount of U.S. federal, state and international pre-tax operating income, the reversal of certain temporary differences, carryforward periods available to us for tax reporting purposes, the implementation of feasible and prudent tax planning strategies and other relevant factors. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that we are using to manage the underlying business.

We assess the need for a valuation allowance each reporting period and would record any material changes that may result from such assessment to income tax expense in that period. Changes to any of the assumptions or judgments could cause our actual income tax obligations to differ from our estimates.

Critical Accounting Estimates – Discontinued Operations

In addition to the critical accounting policies and estimates discussed above with applicability to continuing operations, the following supplemental discussion is intended to enhance an understanding of policies and estimates relevant to the Legacy Business which qualifies for classification as a discontinued operation. See Note 4, Discontinued Operations to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

Product Sales—Revenue is recognized at the point in time when our performance obligations with our customers have been satisfied. At contract inception, we determine if the contract is within the scope of ASC 606, Revenue Recognition, and then evaluate the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue at the point in time when the Company satisfies a performance obligation.

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

We record product sales net of any variable consideration, which includes estimated chargebacks, commercial rebates, discounts and allowances and doubtful accounts. We utilize the expected value method to estimate all elements of variable consideration included in the transaction. The variable consideration is recorded as a reduction of revenue at the time revenues are recognized. We will only recognize revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration amount received and we will re assess these estimates each reporting period to reflect known changes in factors.

Royalty Revenue—For arrangements that include sales based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or substantially satisfied).

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

Accounting for Sales Deductions

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

Where available, we have relied on information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to days of sales outstanding, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we have evaluated market conditions for products primarily through the analysis of wholesaler and other third party sell-through, as well as internally-generated information, to assess factors that could impact expected product demand at period end. We believe that the estimated level of inventory held by our customers is within a reasonable range as compared to both: (i) historical amounts and (ii) expected demand for the products that represent a majority of the volume at period end.

If the assumptions we use to calculate our allowances for sales deductions do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.

See also Note 6, Accounts Receivable, Net and Other Receivables, Sales Deductions and Allowances to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Testing Finite-Lived, Long-Lived Assets, for Impairment

As of December 31, 2020, our combined finite-lived, long-lived assets balance, principally property, plant and equipment and finite-lived intangible assets was $56.3 million, which is classified within assets held for sale in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K as a result of the classification of the Legacy Business as a discontinued operation.

Long-lived assets, other than goodwill and other indefinite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Factors that we consider in deciding when to perform an impairment review include significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group.

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

Evaluations of the recoverability of an asset are generally based on fair value estimates determined using either discounted cash flow models or preliminary offers from prospective buyers. The discounted cash flow models include assumptions related to product revenue, growth rates and operating margin. These assumptions are based on management’s annual and ongoing budgeting, forecasting and planning processes and represent our best estimate of future product cash flows. These estimates are subject to the economic environment in which we operate, demand for the products and competitor actions. The use of different assumptions could increase or decreased our estimated discounted future cash flows and the resulting estimated fair values of these assets, causing increases or decreases in the recoverability of assets, potentially resulting asset impairment charges. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted.

Based on the results of impairment assessments performed relative to finite-lived, long-lived assets, we recognized impairment charges of $43.3 million during the year ended December 31, 2020, primarily consisting of write-downs to fair value for methylphenidate ER, VERT, and Oxybutynin reflecting unfavorable developments in the competitive generic environment which had continued to erode net realized pricing and volumes of these products.

Fixed asset impairments for the years ended December 31, 2021 and 2020 were immaterial and were attributable to the minor abandonment of information technology assets.

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

Through the operation of our subsidiary based in Hungary, we are exposed to foreign exchange rate risks. In addition to the operations of our foreign subsidiary, we also contract with vendors that are located outside the United States, and in some cases make payments denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. At December 31, 2021, our liabilities denominated in foreign currencies were not material.

We are exposed to fluctuations in interest rates on our Notes. An increase in interest rates could have a material impact on our cash flow. At December 31, 2021, a 100 basis point increase in assumed interest rates for our Notes would have an annual impact of approximately $0.5 million on interest expense.

At December 31, 2021, we had cash and cash equivalents of $40.4 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

Inflation generally affects us by increasing our cost of labor, API costs and costs of clinical trials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 and 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of RVL Pharmaceuticals plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RVL Pharmaceuticals plc (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Iselin, New Jersey

March 30, 2022

RVL PHARMACEUTICALS PLC

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$40,444	$114,053
Accounts receivable, net and other receivables	2,133	3,149
Inventories, net	838	1,831
Prepaid expenses and other current assets	12,901	12,592
Financial commitment asset	3,063	—
Assets held for sale	—	41,529
Total current assets	59,379	173,154
Property, plant and equipment, net	866	2,391
Operating lease assets	1,368	1,953
Indefinite-lived intangible assets	27,210	35,090
Goodwill	55,847	55,847
Other non-current assets	—	373
Assets held for sale	—	102,141
Total assets	$144,670	$370,949
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$3,777	$3,128
Accrued liabilities	13,077	16,951
Current portion of debt	2,409	—
Current portion of obligations under finance leases	5	20
Current portion of lease liability	839	1,199
Income taxes payable - current portion	1	2
Liabilities held for sale	—	34,484
Total current liabilities	20,108	55,784
Long-term debt ($43,800 and $0 measured at fair value and $55,000 and $221,400 of aggregate unpaid principal balance at December 31, 2021 and 2020, respectively)	43,800	219,525
Warrant liability	3,220	—
Long-term portion of lease liability	592	871
Income taxes payable - long term portion	66	—
Deferred taxes	151	345
Liabilities held for sale	—	568
Total liabilities	67,937	277,093
Commitments and contingencies (See Note 16)
Shareholders' equity:
Ordinary shares ($0.01 nominal value 400,000,000 shares authorized, 83,297,567 and 62,545,832 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	833	625
Preferred shares ($0.01 nominal value 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	591,730	548,070
Accumulated deficit	(517,530)	(452,610)
Accumulated other comprehensive income (loss)	1,700	(2,229)
Total shareholders' equity	76,733	93,856
Total liabilities and shareholders' equity	$144,670	$370,949

See accompanying notes to consolidated financial statements.

RVL PHARMACEUTICALS PLC

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020

Net product sales	$7,511	$1,942
Royalty and licensing revenue	9,990	25,820
Total revenues	17,501	27,762
Cost of goods sold	3,618	3,293
Gross profit	13,883	24,469
Selling, general and administrative expenses	87,463	72,824
Research and development expenses	6,930	13,387
Impairment of intangible assets	7,880	28,910
Total operating expenses	102,273	115,121
Operating loss before gain on sales of product rights, net	(88,390)	(90,652)
Gain on sales of product rights, net	5,636	—
Operating loss	(82,754)	(90,652)
Interest expense and amortization of debt discount	3,036	4,095
Change in fair value of debt and interest expense	982	—
Change in fair value of warrants	(5,571)	—
Other non-operating expense, net	1,333	48
Total other non-operating (income) expense	(220)	4,143
Loss before income taxes	(82,534)	(94,795)
Income tax expense (benefit), continuing operations	315	(5,782)
Loss from continuing operations	(82,849)	(89,013)
Gain on sales of discontinued operations	4,062	—
Income from discontinued operations before income taxes	13,570	10,508
Income tax (benefit) expense, discontinued operations	(297)	1,084
Income from discontinued operations, net of tax	17,929	9,424
Net loss	$(64,920)	$(79,589)
Reclassification adjustment of cumulative foreign currency translation losses, net of tax	2,229	—
Change in fair value of debt due to change in credit risk, net of tax	1,700	—
Other comprehensive income	3,929	—
Comprehensive loss	$(60,991)	$(79,589)
(Loss) earnings per ordinary share:
Basic and diluted, continuing operations	$(1.23)	$(1.47)
Basic and diluted, discontinued operations	0.27	0.16
Basic and diluted	$(0.96)	$(1.31)
Weighted average ordinary shares outstanding:
Basic and diluted	67,354,336	60,652,999

See accompanying notes to consolidated financial statements.

RVL PHARMACEUTICALS PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

					Accumulated
					other
	Ordinary shares		Additional	Accumulated	comprehensive	Total
	Shares	Amount	paid in capital	deficit	income (loss)	shareholders' equity
Balance at January 1, 2020	51,845,742	$518	$489,440	$(373,021)	$(2,229)	$114,708
Repurchase of ordinary shares	(1,435,725)	(15)	(8,086)	—	—	(8,101)
Share compensation	235,815	3	5,144	—	—	5,147
Net loss	—	—	—	(79,589)	—	(79,589)
Payments for taxes related to the net share settlement of equity awards	—	—	(749)	—	—	(749)
Proceeds from issuance of ordinary shares, net of offering costs	11,900,000	119	62,321	—	—	62,440
Balance at December 31, 2020	62,545,832	$625	$548,070	$(452,610)	$(2,229)	$93,856

Balance at January 1, 2021	62,545,832	$625	$548,070	$(452,610)	$(2,229)	$93,856
Share compensation	456,741	5	7,818	—	—	7,823
Net loss	—	—	—	(64,920)	—	(64,920)
Payments for taxes related to the net share settlement of equity awards	—	—	(783)	—	—	(783)
Proceeds from issuance of ordinary shares, net of offering costs	20,294,994	202	36,625	—	—	36,827
Reclassification adjustment of cumulative foreign currency translation losses to earnings	—	—	—	—	2,229	2,229
Change in fair value of debt due to change in credit risk	—	—	—	—	1,700	1,700
Balance at December 31, 2021	83,297,567	$833	$591,730	$(517,530)	$1,700	$76,733

See accompanying notes to consolidated financial statements.

RVL PHARMACEUTICALS PLC

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss from continuing operations	$(82,849)	$(89,013)
Net income from discontinued operations	17,929	9,424
Net loss	(64,920)	(79,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,175	21,026
Share compensation	7,594	4,925
Reclassification adjustment of cumulative foreign currency translation losses to earnings	2,229	—
Change in fair value of debt	(318)	—
Change in fair value of warrants	(5,571)	—
Impairment of intangible assets	7,880	72,183
Deferred income tax benefit	(194)	(1,156)
Loss on sale of fixed and leased assets	1,180	287
Gain on sale of product rights, net	(5,636)	—
Gain on sales of discontinued operations	(4,062)	—
Bad debt provision	—	6
Amortization of deferred financing and loan origination fees	1,606	1,269
Write off of deferred financing and loan origination fees	1,462	496
Financing fees recognized in earnings associated with debt and warrants	3,306	—
Change in operating assets and liabilities:
Accounts receivable, net and other receivables	7,108	17,496
Inventories, net	2,595	3,371
Prepaid expenses and other current assets	(6,198)	(3,209)
Trade accounts payable	(134)	(1,723)
Accrued and other current liabilities	(10,834)	(17,792)
Net cash provided by (used in) operating activities	(54,732)	17,590
Cash Flows from Investing Activities:
Proceeds from product rights disposal	7,300	—
Proceeds from discontinued operations	110,845	—
Proceeds from sale of fixed and leased assets	90	50
Payments on disposal of leased assets	—	(214)
Purchases of property, plant and equipment	(1,782)	(2,920)
Net cash provided by (used in) investing activities	116,453	(3,084)
Cash Flows from Financing Activities:
Payments on finance lease obligations	(37)	(127)
Proceeds from insurance financing loan	3,317	—
Payments on insurance financing loan	(909)	—
Payments for taxes related to net share settlement of share-based awards	(783)	(749)
Proceeds from issuance of debt, net of issuance costs	51,795	—
Proceeds from issuance of ordinary shares and warrants, net of issuance costs	32,414	62,440
Proceeds from issuance of ordinary shares under ESPP	233	219
Debt repayments	(221,360)	(50,000)
Repurchases of ordinary shares	—	(8,101)
Net cash provided by (used in) financing activities	(135,330)	3,682
Net change in cash and cash equivalents	(73,609)	18,188
Cash and cash equivalents, beginning of period	114,053	95,865
Cash and cash equivalents, end of period	$40,444	$114,053

See accompanying notes to consolidated financial statements.

RVL PHARMACEUTICALS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

RVL Pharmaceuticals plc, an Irish public limited company (the “Company”), together with its subsidiaries, is a specialty pharmaceutical company focused on the development and commercialization of products that target markets with underserved patient populations. In July 2020, the Company received regulatory approval from the FDA for RVL-1201, or Upneeq, (oxymetazoline hydrocholoride ophthalmic solution, 0.1%), for the treatment of acquired blepharoptosis, or droopy or low-lying eyelids, in adults. Upneeq was commercially launched September 2020 to a limited number of eye care professionals with commercialization operations expanded in 2021 among ophthalmology, optometry and oculoplastic specialties.

On August 27, 2021, the Company closed the divestiture of its portfolio of branded and non-promoted products and its Marietta, Georgia manufacturing facility, (the “Legacy Business”) to certain affiliates of Alora Pharmaceuticals, or Alora, for $111 million in cash upon closing, subject to certain adjustments, and up to $60 million in contingent milestone payments. Pursuant to the agreement the Company post-closing retained the rights to Upneeq and to arbaclofen extended release tablets which is under development for the treatment of spasticity in multiple sclerosis. With the divestiture of the Legacy Business, the primary focus of the Company is on the commercialization and development of specialty pharmaceuticals in the ocular and medical aesthetics therapeutic areas.

With the divestiture of the Legacy Business the Company’s commercial operations are conducted by its wholly-owned subsidiaries, RVL Pharmaceuticals, Inc. and RVL Pharmacy, LLC, or RVL Pharmacy. RVL Pharmacy operates pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

Unless otherwise indicated or required by the context, references throughout to “RVL,” or the “Company,” refer to the Company’s continuing operations following the sale or the Legacy Business to Alora.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Basis of Presentation—The accompanying consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of RVL Pharmaceuticals plc and its wholly-owned domestic and foreign subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The Company is not involved with variable interest entities.

Discontinued Operations—Upon divestiture of a business, the Company classifies such business as a discontinued operation, if the divested business represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The results of businesses that have qualified as discontinued operations have been presented as such for all reporting periods. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations.

The divestiture of the Legacy Business qualifies as a discontinued operation and therefore has been presented as such.

Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Management bases it estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Foreign Currency Translation—The financial position and results of operations of the Company’s non-U.S. subsidiaries are generally determined using U.S. Dollars as the functional currency. Foreign currency transaction gains and losses are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. Foreign currency transaction gains were $1.4 million and immaterial for the year ended December 31, 2021 and 2020, respectively.

Our subsidiary in Argentina had operated in a highly inflationary environment, as a result, we had previously recognized cumulative foreign currency translation losses in accumulated other comprehensive income (loss) in accordance with U.S. GAAP. During the year ended December 31, 2021, the Company curtailed its operations in Argentina and, upon the related liquidation becoming substantially complete, reclassified all accumulated foreign currency translation losses to selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts— Accounts receivable result primarily from sales of pharmaceutical products and from amounts due under revenue sharing, license and royalty arrangements. Other receivables result primarily from payroll retention credits and other miscellaneous activities.

The Company is exposed to credit losses primarily through sales of its products. Accounts receivable are recorded at amortized cost less an allowance for expected credit losses that are not expected to be recovered. The Company’s expected loss methodology for accounts receivable is developed using historical collection experience, a review of the current status of customer’s trade receivables, and current and future market conditions. Due to the short-term nature of such receivables, the estimate of accounts receivable that may not be collected is based on the aging of accounts receivable balances and the financial condition of customers. The Company’s monitoring activities include timely account reconciliations, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written-off when determined to be uncollectible. Except for the allowance for credit losses, which is reflected as part of selling, general and administrative expenses, the provisions for all other customer reserves are reflected as a reduction of revenues in the consolidated statement of operations and comprehensive loss.

The Company considered the current and expected future economic and market conditions surrounding a novel strain of the coronavirus, referred to as COVID-19, and determined that its estimate of credit losses was not significantly impacted.

Fair Value of Financial Instruments—The Company applies Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

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

Inventories—Inventories are stated at the lower of cost or net realizable value at approximate costs determined on the first-in first-out basis. The Company maintains an allowance for excess and obsolete inventory as well as inventory where the cost is in excess of its net realizable value (“NRV”) based on management’s assessments. The Company considers the shelf life of the product in relation to the product timeline for approval. Sample inventory utilized for promoting the Company’s products are expensed and included in cost of goods sold when the sample units are purchased or manufactured.

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

Asset category	Depreciable life
Leasehold improvements	Lesser of the useful life of the improvement or the terms of the underlying lease
Machinery	3 – 15 years
Furniture, fixtures and equipment	3 – 10 years
Computer hardware and software	3 – 12 years

Long-Lived Assets, Including Definite-Lived Intangible Assets—Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis or based on the expected pattern of cash flows over estimated useful lives ranging from 5 to 15 years. The Company periodically reviews the estimated useful lives of intangible assets and makes adjustments when events indicate that a shorter life is appropriate.

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the consolidated statement of operations and comprehensive loss.

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

In-Process Research and Development (“IPR&D”) intangible assets represent the value assigned to acquired Research & Development (“R&D”) projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. These assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development expenses, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting each asset and related cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. If applicable, upon abandonment of the IPR&D product, the assets are reduced to zero. IPR&D is assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the fair value of the IPR&D is less than its carrying amount, an impairment is recognized for the difference.

Impairment charges resulting from annual or interim goodwill and indefinite-lived intangible asset impairment assessments, if any, are recorded to impairment on intangible assets in the accompanying consolidated statement of operations and comprehensive loss.

Product Sales—Revenue is recognized at the point in time when the Company’s performance obligations with the applicable customers have been satisfied. At contract inception, the Company determines if the contract is within the scope of ASC Topic 606, Revenue Recognition, and then evaluates the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue at the point in time when the entity satisfies a performance obligation.

Revenue is recorded at the transaction price, which is the amount of consideration the Company expects to receive in exchange for transferring products to a customer. The Company determines the transaction price based on fixed consideration. The amount of revenue we recognize is equal to the selling price, adjusted for any variable consideration, which included discounts and allowances at the time revenues were recognized. In determining the transaction price, a significant financing component does not exist since the customer pays for the product in advance of the transfer of the product.

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

Licensing Revenue— The Company recognizes development and regulatory milestone revenue from milestone events under its license with Santen that have been achieved and the Company is reasonably certain such revenues would not have to be reversed. Sales deductions, such as returns on product sales, government program rebates, price adjustments, and prompt pay discounts in regard to licensing revenue is generally the responsibility of the Company’s commercial partners and not recorded by the Company.

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

Business Combinations—The Company accounts for its business combinations under the provisions of ASC Topic 805, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. Assets acquired, and liabilities assumed, are recorded at the date of acquisition at their respective fair values. Amounts allocated to acquire IPR&D are capitalized at the date of an acquisition and are not amortized. As products in development are approved for sale, amounts are allocated to product rights and licenses and amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

In-Process Research and Development—In-process research and development represent the fair value assigned to incomplete research projects that the Company acquires through business combinations or developed internally which, at that time, have not reached technological feasibility. Intangible assets associated with IPR&D projects are not amortized until regulatory approval is obtained and product is launched, subject to certain specified conditions and management judgment. At the time of any transfer an impairment evaluation is performed. The useful life of any resultant amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated. Such assets will be amortized over their respectful estimated useful lives. Amortizing assets are subsequently evaluated periodically for indicators of impairment.

Research and Development Costs—Research and development costs are expensed as incurred. These expenses include the costs of proprietary efforts, as well as costs incurred in connection with certain licensing arrangements. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved.

Advertising—Advertising expense consists primarily of print media promotional materials. Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2021 and 2020 amounted to $14.9 million and $6.8 million, respectively.

Share-based Compensation—Some of our employees and directors are compensated with share-based awards, including stock options, restricted stock units, performance stock units, and other share-based awards. The Company recognizes share-based compensation expense for all share-based awards and other arrangements within the scope of ASC 718, Stock Compensation (“ASC 718”). Share compensation expense is included in selling, general and administrative expenses and research and development expenses in the consolidated statement of operations and comprehensive loss.

Share compensation expense is measured at the date of grant, based on the fair value of an award and recognized ratably over its vesting term, which is generally the vesting period on a graded vesting basis. Share compensation expense for awards with vesting conditions other than service are recognized at the time that those conditions will be achieved. Forfeitures of unvested awards are recognized as they occur by reversing any expense previously recorded in the period of forfeiture. The Company typically issues new ordinary shares upon exercise or vesting of awards.

The grant date fair value of restricted stock units is based on the market price of ordinary shares as of the grant date. The grant date fair value of stock options and performance stock units is measured using a Black-Scholes Merton option-pricing model and a Monte Carlo simulation model, respectively, using assumptions based on the terms of each award, the expected behavior of grant recipients and peer company data. Expected volatility is calculated based on a weighting of our own stock price volatility and or the historical stock price trends of similar entities within our industry over a period of time commensurate with the expected term. The risk-free interest rate is based on U.S. Treasury observed market rates continuously compounded over the duration of the expected term. The expected term of stock options is estimated as the midpoint of the weighted average vesting period and the contractual term.

The Company accounts for purchases made under its employee share purchase plan using the estimate grant date fair value in accordance with ASC 718. A purchase price discount and look-back feature under the plan cause it to be compensatory and the Company to recognize share compensation expense on a straight-line basis over the requisite service period. The Company values related shares using a Black-Scholes Merton option-pricing model.

When share-based compensation arrangements are modified, the modification is treated as an exchange of the original award for a new award with immediate expense recognition for any incremental value. The incremental value, if any, is measured as the excess of the fair value of new award over the fair value of the original award, each based on circumstances and assumptions as of the modification date.

Leasing—The Company assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, the Company determines the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use. The Company has elected to account for non-lease components associated with leases and lease components as a single lease component.

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

Comprehensive Income (Loss)—Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of i) foreign currency translation adjustments and ii) the portions of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk.

Basic and Diluted Earnings (Loss) Per Share—Basic earnings (loss) per share is determined by dividing net income (loss) by the weighted average ordinary shares outstanding during the period. Diluted earnings (loss) per share is determined based on the weighted average number of ordinary shares outstanding increased by the number of additional ordinary shares that would have been outstanding had the potentially dilutive shares been issued and reduced by the number of ordinary shares we could have repurchased with the proceeds from the issuance of the potentially dilutive shares. Potentially dilutive shares include ordinary shares issuable through contingent share arrangements, share options and warrants. In periods of net loss, diluted calculations are equal to basic calculations because the inclusion of potentially dilutive shares would be anti-dilutive.

In periods of cumulative retained earnings, if ever, as a result of the holders of warrants being entitled to dividends (see Note 20), the warrants are participating securities and will be included in the computation of basic and diluted earnings (loss) per share following the two-class method.

Segment Reporting—The Company operates in one business segment which focuses on developing and commercializing pharmaceutical products that target markets with underserved patient populations. The chief operating decision maker reviews profit and loss information on a consolidated basis to assess performance and make overall operating decisions. The consolidated financial statements reflect the financial results of the Company’s one reportable operating segment. The Company has no significant revenues or tangible assets outside of the United States.

Supplemental Cash Flow Disclosures—Supplemental cash flow disclosures are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for:
Interest	$8,518	$14,745
Income taxes	$2,361	$2,044
Non-cash financing activities:
Allocation of equity offering proceeds to warrant liability (see Note 20)	$8,791	$—
Allocation of debt offering proceeds to ordinary shares (see Note 20)	$9,243	$—
Recognition of financial commitment asset from ordinary share issuance (see Notes 12 & 20)	$3,361	$—

Recently Adopted Accounting Standards

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes Topic 740, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The Company adopted ASU 2019-12 as required effective January 1, 2021. Among other updates to the accounting for income taxes, ASU 2019-12 removed the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. Accordingly, the Company’s loss from continuing operations for the year ended December 31, 2021 does not reflect a tax benefit amounting to $3.2 million that would have been recognized if ASU 2019-12 was not adopted.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The standard, which allows entities to adopt the guidance through either a modified or fully retrospective method of transition, becomes effective for the Company, as a smaller reporting company, for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently assessing the impact of adoption of ASU 2020-06.

Note 3. Liquidity

At December 31, 2021, the Company had cash and cash equivalents of $40.4 million, an accumulated deficit of $517.5 million, and total long-term debt with aggregate principal maturities of $55.0 million, with such maturities commencing in March 2024 and extending through October 2026 (see Note 12). In addition, the Company’s primary indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly product sales requirements. For the years ended December 31, 2021 and 2020, the Company incurred net losses from continuing operations of $82.8 million and $89.0 million, respectively. For the year ended December 31, 2021, the Company used $54.7 million in cash for operating activities.

The divestiture of the Legacy Business in 2021 resulted in the loss of substantially all the Company’s revenue generating assets. The Company’s current business plan is focused on the continued launch and commercialization of Upneeq, which has and will continue to diminish the Company’s cash flows in at least the near term. The Company will require additional capital to fund its operating needs, including the expanded commercialization of Upneeq and other activities. The Company expects to incur significant expenditures and sustained operating losses for the foreseeable future.

Management of the Company does not believe that current sources of liquidity will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following the date the accompanying consolidated financial statements are issued without raising additional funding. As a result, there is a substantial doubt as to the Company’s ability to operate as a going concern. The Company’s ability to continue as a going concern will require it to obtain additional funding, generate positive cash flow from operations and/or enter into strategic alliances or sell assets.

Management’s plans to address these conditions include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or is entirely within its control, (i) raise funds through additional sales of ordinary shares, through equity sales agreements with brokers/dealers or other public or private equity financings, (ii) raise funds through borrowings under existing debt facilities and/or convertible debt, and/or (iii) raise non-dilutive funds through product collaborations and/or to partner or sell a portion or all rights to any of the Company’s assets.

There can be no assurance that the Company will receive cash proceeds from any of these potential sources or, to the extent cash proceeds are received, such proceeds would be sufficient to support its current operating plan for at least the next 12 months from the date the accompanying consolidated financial statements are issued. The sale of additional equity or convertible debt securities may result in additional dilution to the Company’s shareholders. If the Company raises additional funds through the issuance of debt securities or preferred shares, these securities could provide for rights senior to those of its ordinary shares and could contain covenants that would further restrict its operations. Additional funds may not be available when the Company needs them, on terms that are acceptable to it, or at all.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business, and therefore do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 4. Discontinued Operations

On August 27, 2021, the Company announced the closing of the divestiture of its Legacy Business, to certain affiliates of Alora for $111 million in cash upon closing, subject to certain post-closing adjustments, and up to $60 million in additional contingent milestone payments.

The Company has determined the divestiture of the Legacy Business represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations at December 31, 2021. Accordingly, the Legacy Business is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The related assets and liabilities of the Legacy Business are classified as assets and liabilities of discontinued operations in the accompanying consolidated balance sheet at December 31, 2020. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Company recognized a gain on the sale of the Legacy Business upon closing.

The following table presents the results of discontinued operations (in thousands):

	Year Ended December 31,
	2021	2020
Total revenues	$62,395	$150,122
Cost of goods sold (inclusive of depreciation and amortization)	30,018	71,187
Selling, general and administrative expense	5,468	9,137
Impairment of intangible assets	—	43,273
Research and development expenses	5,882	6,309
Income from operations	21,027	20,216
Interest expense and amortization of debt discount	6,399	10,301
Other non-operating loss (income), net	1,058	(593)
Income from discontinued operations before costs of disposal and provision for income taxes	13,570	10,508
Income tax (benefit) expense	(297)	1,084
Income from discontinued operations before gain on disposal	13,867	9,424
Gain on sales of discontinued operations	4,062	—
Income from discontinued operations, net of tax	$17,929	$9,424

As a result of the legal requirement to repay certain existing indebtedness upon the disposition of the Legacy Business, the Company allocated interest expense (inclusive of amortization of debt discount) on such debt to the discontinued operations for periods prior to the disposal based on the ratio of repaid debt to total debt.

The following table presents the carrying amounts of major classes of assets and liabilities of discontinued operations (in thousands):

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

The following table presents the significant non-cash items and purchases of property, plant and equipment for the discontinued operations that are included in the accompanying consolidated statements of cash flows (in thousands):

	Year Ended December 31,
Cash flows from operating activities:	2021	2020
Depreciation and amortization	$6,583	$17,531
Share compensation	619	1,008
Impairment of intangible assets	—	43,273

Cash flows from investing activities:
Purchases of property, plant and equipment	$(1,335)	$(2,304)

Note 5. Revenues

The Company’s performance obligations are to provide its pharmaceutical products based upon purchase orders from customers. The performance obligation is satisfied at a point in time, typically upon delivery, when the customer obtains control of the pharmaceutical product. The Company collects payment in advance from its customers.

The following table presents disaggregated revenues from contracts with customers by pharmaceutical product (in thousands):

	Year Ended December 31,
Pharmaceutical Product	2021	2020
Upneeq	$7,511	$526
Osmolex	—	1,416
Net product sales	7,511	1,942
Royalty and licensing revenue	9,990	25,820
Total revenues	$17,501	$27,762

On July 28, 2020, the Company entered into a License Agreement with Santen Pharmaceutical Co. Ltd, granting Santen exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as Europe, the Middle East and Africa countries. Under the agreement the Company is entitled to certain development and regulatory milestone payments. The Company is also entitled to royalty payments on net sales of RVL-1201 in Santen commercialization territories. During the year ended December 31, 2021, the Company received a $10.0 million milestone payment which was recognized as licensing revenue as all performance obligations were met.

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had an immaterial amount of deferred revenue at December 31, 2021.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets at December 31, 2021 and 2020. The Company has no costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs.

The following table presents the various adjustments recognized against gross product sales (in thousands):

	Year Ended December 31,
	2021	2020
Gross product sales	$7,997	$2,510
Less provisions for:
Chargebacks	(2)	(6)
Government and managed care rebates	—	(155)
Commercial rebates	—	(56)
Product returns	—	(53)
Discounts and allowances	—	(14)
Advertising and promotions	(484)	(284)
Net product sales	$7,511	$1,942

Note 6. Accounts Receivable, Net and Other Receivables, Sales Deductions and Allowances

Accounts receivable result primarily from sales of pharmaceutical products and from amounts due under revenue sharing, license and royalty arrangements. Other receivables result primarily from payroll retention credits and other miscellaneous activities.

The following table presents the components of accounts receivable, net and other receivables (in thousands):

	December 31,	December 31,
	2021	2020
Gross accounts receivable:
Accounts receivable	$—	$196
Royalty accounts receivable	—	55
Other receivable	2,133	2,903
Less reserves for:
Commercial rebates	—	(4)
Discounts and allowances	—	(1)
Total accounts receivable, net and other receivables	$2,133	$3,149

The following table presents the periodic activity within various reserves recognized against gross accounts receivable (in thousands):

		Discounts
	Commercial	and
	Rebates	Allowances	Total
Balance at January 1, 2020	$7	$2	$9
Provision	56	14	70
Charges processed	(59)	(15)	(74)
Balance at December 31, 2020	4	1	5
Provision	—	—	—
Charges processed	(4)	(1)	(5)
Balance at December 31, 2021	$—	$—	$—

Note 7. Inventories

The following table presents the components of inventories, net of allowances (in thousands):

	Year Ended December 31,
	2021	2020
Finished goods	$838	$1,593
Work in process	—	90
Raw materials and supplies	—	148
Total inventories	$838	$1,831

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. The following table presents activity in the allowance for excess and obsolete inventory accounts (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$—	$—
Provision	34	—
Charges processed	—	—
Balance at end of period	$34	$—

Note 8. Property, Plant and Equipment, Net

The following table presents the components of property, plant and equipment (in thousands):

	Year Ended December 31,
	2021	2020
Leasehold improvements	$1,129	$2,214
Machinery	—	1,045
Furniture, fixtures and equipment	4	28
Computer hardware and software	1,302	1,209
	2,435	4,496
Accumulated depreciation	(1,641)	(2,131)
	794	2,365
Construction in progress	72	26
	$866	$2,391

Depreciation expense was $1.5 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively. There was less than $0.1 million of remaining construction in progress expenditures to substantially complete projects in progress at December 31, 2021.

Note 9. Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill is presented net of accumulated impairment charges of $47.8 million at December 31, 2021 and 2020. The following table sets forth the changes in the carrying value of goodwill (in thousands):

Goodwill
January 1, 2020	$55,847
Impairments	—
December 31, 2020	55,847
Impairments	—
December 31, 2021	$55,847

In conjunction with the sale of the Legacy Business, the Company evaluated goodwill for impairment and determined that there were no indications that the fair value of goodwill was less than its carrying value. As of October 1, 2021, the Company performed a qualitative assessment for goodwill and concluded there were no indications that the fair value of goodwill was less than its carrying value.

Indefinite-Lived Intangible Assets

At December 31, 2021 and 2020, the Company held indefinite-lived intangible assets for the right to develop and sell arbaclofen ER that had a gross recognized carrying value of $64.0 million, aggregate impairment losses of $36.8 million and $28.9 million, respectively, and net carrying amounts of $27.2 million and $35.1 million, respectively.

Based on the results of quantitative IPR&D impairment assessments performed relative to arbaclofen ER, we recognized impairment charges of $7.9 million and $28.9 million during the years ended December 31, 2021 and 2020, respectively, related to delays in anticipated commercialization of the product candidate, if approved. As of October 1, 2021, the Company performed a qualitative assessment for the arbaclofen ER IPR&D and concluded that the asset was not impaired.

The quantitative impairment test for indefinite-lived intangible assets, when performed, is determined using a discounted cash flow model that necessitates the development of estimated net cash flows for each asset, the appropriate discount rate to select for each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting each asset and related cash flow stream as well as other factors. IPR&D assets are also subject to adjustments reducing their anticipated revenues and costs by a probability of success, or POS, factor based upon empirical research of probabilities a new drug candidate would be approved based on the candidate’s stage of clinical development.

A variety of the above-referenced valuation assumptions are based on significant inputs not observable in the market and thus the Company’s quantitative impairment tests, when performed, represent Level 3 measurements within the fair value hierarchy. The POS factor applied during the IPR&D quantitative impairment assessments was 69.6% and the discount rates applied were 12.5% and 9.5%, during the years ended December 31, 2021 and 2020, respectively. The Company believes the POS factor, discount rates and other inputs and assumptions are consistent with those that a market participant would use.

Note 10. Accrued Liabilities

The following table presents the components of accrued liabilities (in thousands):

	December 31,	December 31,
	2021	2020
Accrued expenses and other liabilities	$7,897	$8,455
Accrued compensation	4,504	6,232
Accrued research and development	409	721
Accrued royalties	200	29
Deferred revenue	67	—
Accrued chargeback	—	1,376
Accrued product returns	—	88
Accrued government and managed care rebates	—	46
Customer coupons	—	4
Total accrued liabilities	$13,077	$16,951

Note 11. Leases

The Company leases office space in Bridgewater, New Jersey for its principal offices under two non-cancelable leases that expire in July 2022 and November 2023, in addition to office and warehouse space in various domestic and international locations. The Company also leases certain vehicles under operating leases. At December 31, 2021, the Company’s operating leases had remaining lease terms ranging from 0.5 years to 2.8 years.

The following table presents lease assets and liabilities and identifies their classification in the accompanying consolidated balance sheets (in thousands):

		December 31,
Leases	Classification	2021	2020
Assets
Operating	Operating lease assets	$1,368	$1,953
Finance	Property, plant and equipment, net	5	22
Total leased assets		$1,373	$1,975

Liabilities
Current
Operating	Current portion of lease liability	$839	$1,199
Finance	Current portion of obligations under finance leases	5	20

Non-current
Operating	Long-term portion of lease liability	592	871
Total lease liabilities		$1,436	$2,090

The Company recognizes lease expense on a straight-line basis over the lease term. The following table presents the various components of lease cost and identifies their classification in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2021	2020
Operating lease cost	Selling, general and administrative expenses	$1,425	$1,471
	Research and development expenses	28	104
	Cost of goods sold	41	55

Finance lease cost
Amortization of leased assets	Depreciation and amortization	24	26
Interest on lease liabilities	Interest expense and amortization of debt discount	—	1
Total lease cost		$1,519	$1,657

The table below presents the future minimum rental payments, exclusive of taxes, insurance and other costs, under operating leases (in thousands):

Year Ending December 31,	Operating Leases
2022	$876
2023	491
2024	112
Total lease payments	1,479
Less: interest	48
Present value of lease payments	$1,431

The Company has future minimum lease payments required under finance leases of less than $0.1 million less interest expense of less than $0.1 million for total present value lease payments of less than $0.1 million for the year ended December 31, 2022.

The following tables presents the weighted-average remaining lease term and the weighted-average discount rate of our leases (in thousands):

	December 31,
Lease Term and Discount Rate	2021	2020
Weighted average remaining lease term (years)
Operating leases	1.82	1.96
Finance leases	0.60	1.07

Weighted average discount rate
Operating leases	4.15%	5.37%
Finance leases	2.06%	1.67%

	December 31,
Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(1,478)	$(1,630)
Operating cash flows for finance leases	(0)	(1)
Financing cash flows for finance leases	(16)	(26)

For the years ended December 31, 2021 and 2020, the Company recorded $0.7 million and $0.2 million, respectively, of leased assets obtained in exchange for new operating lease liabilities and an insignificant amount of leased assets obtained in exchange for new finance lease liabilities in each period. During the years ended December 31, 2021 and 2020, the Company disposed of less than $0.1 million and $0.6 million, respectively, of leased assets.

Note 12. Financing Arrangements

The following table presents the components of long-term debt and financing obligations (in thousands):

	December 31,
	2021	2020
Senior Secured Notes (measured at fair value)	$43,800	$—
Prior Term Loans, net of deferred financing costs of $1.8 million	—	219,525
Note payable — insurance financing	2,409	—
Total debt and financing obligations	46,209	219,525
Less: current portion of debt	(2,409)	—
Long-term debt	$43,800	$219,525

The following table presents the aggregation of principal maturities of long-term debt and financing obligations (in thousands):

Year Ending December 31,	Debt Obligations
2022	$2,409
2023	—
2024	11,000
2025	11,000
2026	33,000
Total future minimum payments	57,409
Less: current portion of debt principal	(2,409)
Non-current portion of debt principal	$55,000

Senior Secured Notes

On October 1, 2021, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with, among others, Athyrium Opportunities IV Acquisition 2 LP (“Purchaser”) providing for the issuance of senior secured notes in three separate tranches (the “Senior Secured Notes”). On October 12, 2021, the Company issued $55.0 million first tranche notes, a portion of the proceeds of which, together with the proceeds from a concurrent underwritten equity offering (see Note 20), were used to repay in full the Prior Term Loans.

Prior to October 12, 2022, upon satisfaction of certain conditions, including a minimum net product sales target for Upneeq over a specified period of time, the Company may request second tranche notes of up to $20.0 million. Prior to October 12, 2023, the Company may request third tranche notes of up to $25.0 million, in the sole discretion of the Purchaser.

The Senior Secured Notes bear interest at an annual rate of 9.0% plus adjusted three-month LIBOR, with a LIBOR floor of 1.50% and LIBOR cap of 3.00%, payable in cash quarterly in arrears. At December 31, 2021, the interest rate applicable to the Senior Secured Notes was 10.5%.

The Senior Secured Notes require quarterly repayments equal to 5.0% of the principal outstanding beginning on March 31, 2024 with any residual balance due at maturity on October 12, 2026. The Senior Secured Notes may be voluntarily prepaid upon the satisfaction of certain conditions and with each such prepayment being accompanied by, as applicable, (i) a make-whole premium, (ii) an exit fee of 2% of the principal amount of the notes prepaid, (iii) certain other fees, indemnities and expenses, and (iv) all accrued interest on the notes being so prepaid. The Senior Secured Notes must be prepaid upon the receipt of cash under certain defined conditions, including from voluntary and involuntary asset dispositions, extraordinary receipts, issuance of new indebtedness, and contingent milestone payments for the Legacy Business paid by Alora, each such prepayment being accompanied by, as applicable, the fees described in (i) through (iv) above. The exit fee described in (ii) above is payable on the principal amount of all notes prepaid or repaid, including upon the repayment of the notes upon maturity.

The Senior Secured Notes are guaranteed on a senior secured basis by the Company and certain of its subsidiaries. The Senior Secured Notes and guarantees are secured by substantially all of the assets of the Company and its U.S. subsidiaries. Subject to certain exceptions and qualifications, the Note Purchase Agreement contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries, including the guarantors, to (i) incur additional indebtedness or issue certain disqualified capital stock, (ii) create liens, (iii) transfer or sell assets, (iv) make certain investments, loans, advances and acquisitions, (v) engage in consolidations, amalgamations or mergers, or sell, transfer or otherwise dispose of all or substantially all of their assets, and (vi) enter into certain transactions with affiliates. The Note Purchase Agreement also provides for events of default that we consider to be usual and customary.

In addition, the restrictive covenants in the Note Purchase Agreement require the Company to comply with certain minimum liquidity requirements and minimum quarterly product sales requirements. At any time, the Company is required to maintain unrestricted cash and cash equivalents greater than or equal to $15.0 million, and, as of the end of each fiscal quarter, it is required to maintain consolidated Upneeq net product sales greater than or equal to specified quarterly thresholds (beginning at $3.0 million for the quarter ending March 31, 2022, and increasing in $1.0 million increments each quarter thereafter until the quarter ending June 30, 2024, for which quarter and all subsequent quarters the threshold is $12.0 million). At December 31, 2021, the Company was in compliance with all conditions of the Note Purchase Agreement.

During the year ended December 31, 2021, the Company incurred aggregate debt issuance costs of $2.1 million related to the Senior Secured Notes, $1.5 million and $0.6 million of which were recognized as financial commitment assets underlying the first and second tranche notes, respectively.

The Company elected the fair value option of accounting on the senior secured notes upon issuance and, accordingly, a proportionate amount of related debt issuance costs of $1.5 million were immediately written off to selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. The

Company’s residual financial commitment asset related to the undrawn second tranche notes, which additionally includes the value of $3.4 million relating to the Share Subscription Agreement (see Note 20), is being amortized over the relevant one-year commitment period. During the year ended December 31, 2021, the Company recognized $0.9 million of amortization expense from the second tranche financial commitment asset with such expense being recorded within interest expense and amortization of debt discount in the accompanying consolidated statement of operations and comprehensive loss. At December 31, 2021, the second tranche financial commitment asset had a carrying value of $3.1 million and was recorded within current assets in the accompanying consolidated balance sheet. If the second tranche notes are drawn within the one-year commitment period, the Company will expense the remaining balance under the fair value option of accounting.

On a recurring basis, changes in fair value of Senior Secured Notes will be presented in the accompanying consolidated statement of operations and comprehensive loss at each reporting period (see Note 21).

Prior Credit Agreement

Prior to October 12, 2021, the Company was party to a Credit Agreement, dated February 3, 2016 and as amended from time-to-time, under which an aggregate principal amount of $327.5 million of secured term loans were previously issued (the “Prior Term Loans”) and that provided for revolving credit commitments up to $50.0 million (the “Prior Revolving Facility,” and together with the Prior Term Loans, the “Prior Credit Agreement”).

During the year ended December 31, 2020, the Company prepaid $50.0 million against the Prior Term Loans and, consequently, wrote off $0.5 million in debt issuance costs with the related expense classified within other non-operating gain or loss in the accompanying consolidated statement of operations and comprehensive loss.

During the six months ended June 30, 2021, pursuant to the terms of the Prior Credit Agreement, the Company exercised its right to cure a shortfall in certain financial covenants which resulted in the mandatory prepayment of $5.3 million against the Prior Term Loans.

On June 25, 2021, the Company amended the Prior Credit Agreement (the “Fifth Amendment”), pursuant to which liens on the Legacy Business were released and the parties agreed to (i) reduce the outstanding Prior Term Loans balance to $30.0 million upon the closing of the divestiture of the Legacy Business, (ii) terminate the Prior Revolving Facility (50% upon signing of the Fifth Amendment and the remaining 50% upon closing of the Legacy Business divestiture), and (iii) shorten the maturity of any remaining term loans to November 21, 2021. In addition, the Company agreed to transfer upon the closing of the divestiture of the Legacy Business, substantially all of the Company’s cash on hand to subsidiaries subject to the lien of the Prior Credit Agreement.

On August 27, 2021, the Company announced the closing of the divestiture of the Legacy Business (see Note 4). Proceeds from the divestiture of the Legacy Business, together with cash on hand were used to repay $186.1 million of debt under the Prior Term Loans and the Prior Revolving Facility expired without ever having been drawn upon.

On October 12, 2021, using a portion of the proceeds from the issuance of Senior Secured Notes, together with the proceeds from a concurrent equity offering (see Note 20), the Company repaid the final $30.0 million outstanding principal under the Prior Term Loans.

As a result of the complete principal repayments under the Prior Term Loans during the year ended December 31, 2021, the Company incurred immaterial fees and expenses upon extinguishment and also wrote off an aggregate of $1.5 million in debt issuance costs with the related expense classified within other non-operating gain or loss in the consolidated statement of operations and comprehensive loss.

Note 13. Concentrations and Credit Risk

The Company does not have significant concentrations of credit risk with its customers.

Purchasing

The Company has an exclusive supply agreement with a third party for the manufacturing and delivery of Upneeq.

Sales by Product

For the years ended December 31, 2021 and 2020, one product accounted for 100% and 73%, respectively, of the Company's total gross product sales.

Royalty Sales

The Company does not have significant concentrations of royalty sales.

Note 14. Share-Based Compensation

Overview of Plans

Our outstanding share-based compensation awards have been issued under a succession of plans sponsored by various companies within our consolidation group, including, (i) the Amended and Restated 2018 Incentive Plan, which first became effective upon the Company’s initial public offering on October 22, 2018 (the "2018 Plan"), (ii) the Amended and Restated 2016 Equity Incentive Plan, which first became effective in February 2016 (the “2016 Plan”) and (iii) the 2018 Employee Share Purchase Plan, which became effective in September 2019 upon adoption and approval by the Company’s Board of Directors (the “ESP Plan”).

2016 Plan - The 2016 Plan allowed for the issuance of ordinary shares of the Company in satisfaction of awards issued thereunder. In connection with its initial public offering, the Company modified the terms of certain performance-based awards previously issued under the 2016 Plan by converting those awards to time-based awards vesting in equal annual installments on the first four anniversaries of the initial public offering, subject to continuous employment. The conversion of such legacy awards upon the initial public offering was accounted for as a modification where the fair value of such awards determined on the modification date is being recognized over their remaining vesting period through October 2022. At December 31, 2021, no ordinary shares were available for future issuance under the 2016 Plan.

2018 Plan - The 2018 Plan allows for the issuance of ordinary shares of the Company in satisfaction of awards issued thereunder, including, stock options, stock appreciation rights, restricted and unrestricted share and share units, performance awards, and other awards that are convertible into or otherwise based on the Company’s ordinary shares to employees and non-employee directors, consultants, and advisors. In October 2018, in connection with Company’s initial public offering, and in November 2021, the Company granted stock options under the 2018 Plan that vest on the fourth anniversary of the grant date, subject to the employee’s continued employment through such vesting date. The 2018 Plan will automatically terminate on April 9, 2031, and no awards may be granted after this date.

ESP Plan - The ESP Plan allows each eligible employee who is participating in the plan to purchase shares by authorizing payroll deductions of up to $2,000 per payroll period. Unless the participating employee has previously withdrawn from the offering, accumulated payroll deductions will be used to purchase shares on the last business day of the offering period at a price equal to 85 percent of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of ordinary shares, valued at the start of the purchase period, under the ESP Plan in any calendar year. There is no minimum holding period associated with shares purchased pursuant to this plan. An employee’s purchase rights terminate immediately upon termination of employment.

Share-based Compensation

The compensation cost, that has been charged against income for all incentive plans, excluding the ESP Plan, was $6.8 million for the year ended December 31, 2021 and $4.5 million for the year ended December 31, 2020.

Share-Based Award Activity

The following tables of share-based award activity are based on the historical activity of the continuing and discontinued operations of the Company on a combined basis. A summary of stock option activity granted under the 2016 Plan and the Amended 2016 Plan as of December 31, 2020, and changes during the year then ended is presented below:

2016 Plan - Share Options		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Share Options	Per Option	Term
Outstanding at January 1, 2020	2,959,886	$14.96	6.4 years
Granted	—	—
Exercised	—	—
Expired / Forfeited	(132,786)	$15.21
Outstanding at December 31, 2020	2,827,100	$14.95	5.4 years
Vested at December 31, 2020	2,099,950	$14.95	5.4 years
Granted	—	—
Exercised	—	—
Expired / Forfeited	(312,690)	$14.95
Outstanding at December 31, 2021	2,514,410	$14.95	4.4 years
Vested at December 31, 2021	2,514,410	$14.95	4.4 years

There were no options granted during 2021 and 2020, respectively, under the 2016 Plan. The intrinsic value of options under the 2016 Plan outstanding at each of December 31, 2021 and 2020, was $0. The fair value of options vested under the 2016 Plan during the years ended December 31, 2021 and 2020 were $1,941 and $8,832, respectively.

A summary of option activity granted under the 2018 Plan as of December 31, 2021 and 2020, and changes during the year then ended is presented below:

2018 Plan - Share Options		Weighted	Weighted
		Average	Average Remaining
	Number of	Exercise	Contractual
	Share Options	Price	Term
Outstanding at January 1, 2020	134,200	$7.00	8.7 years
Granted	—	—
Exercised	—	—
Expired / Forfeited	(37,800)	$7.00
Outstanding at December 31, 2020	96,400	$7.00	7.7 years
Vested Options at December 31, 2020	—
Granted	3,174,886	$1.80
Exercised	—	—
Expired / Forfeited	(88,850)	$5.98
Outstanding at December 31, 2021	3,182,436	$1.84	9.8 years
Vested Options at December 31, 2021	—	—

There were 3,174,886 and 0 options granted during 2021 and 2020, respectively, under the 2018 Plan. The intrinsic value of options under the 2018 Plan outstanding at each of December 31, 2021 and 2020, was $0. The weighted average fair value for the options granted during 2021 was $1.25. The fair value of options vested under the 2018 Plan during the years ended December 31, 2021 and 2020 were both $0, respectively.

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

Year Ended
December 31,
2021
Expected volatility	81%
Risk-free interest rate	1.25% - 1.29%
Expected dividend yield	—%
Expected life of options in years	6.08 - 6.25

The estimated fair value of the options is expensed over the requisite service period, which is generally the vesting period on a graded vesting basis. As of December 31, 2021 and 2020, there was $3.6 million and $0.8 million of aggregate unrecognized share compensation expense related to unvested options granted under the 2018 Plans, which is expected to be recognized over a weighted-average period of 2.09 years and 1.3 years, respectively.

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

Restricted and Performance Stock Units

On May 18, 2020 and May 20, 2020, the Company granted performance stock units (“PSUs”) under the 2018 Plan to certain key employees of the Company that gives holders the potential to receive a certain number of earned PSUs at the end of a pre-determined term. Unless earlier terminated, forfeited, relinquished or expired, the earned PSUs will vest in full on the vesting date, subject to the grantee remaining in continuous employment from the date of grant through the vesting date. The vesting date is the third anniversary from the grant date for the PSUs granted on May 18, 2020 and the fifth anniversary from the grant date for the PSUs granted on May 20, 2020. The number of PSUs that become earned PSUs as of the end of the performance period shall be equal to the number of PSUs multiplied by the applicable percentage based on Stock Price Hurdle attainment, as set forth in the PSU Award Agreement and 2018 Plan.

The fair value of these market-based awards is estimated on the date of grant using a Monte Carlo simulation model with the following assumptions:

Year Ended
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

The following table summarizes the information as of December 31, 2021 and activity during 2021 related to our PSUs:

2018 Plan - PSUs
			Weighted-
		Weighted-	Average Remaining
	Number of	Average Grant	Contractual Term
	PSUs	Date Fair Value	(Years)
Outstanding at January 1, 2020	—	$—	—
PSUs granted	825,997	4.99	—
PSUs vested	—	—	—
PSUs forfeited	(36,198)	4.90	—
Outstanding at December 31, 2020	789,799	$4.99	3.01
PSUs granted	—	—	—
PSUs vested	—	—	—
PSUs forfeited	(789,799)	4.99	—
Outstanding at December 31, 2021	-	$—	—

Closing of the Legacy Business divestiture triggered acceleration of vesting of the PSUs, however the PSUs were automatically forfeited due to market conditions not being met in accordance with the 2018 Plan.

The following table summarizes the information as of December 31, 2021 and activity during 2021 related to our RSUs:

2018 Plan - RSUs
		Weighted-	Weighted-
	Number of	Average Grant	Average Remaining
	RSUs	Date Fair Value	Contractual Term
Outstanding at January 1, 2020	1,434,233	$7.19	3.20
RSUs granted	976,429	4.46	—
RSUs vested	(300,788)	6.73	—
RSUs forfeited	(118,317)	6.07	—
Outstanding at December 31, 2020	1,991,557	$5.99	2.11
RSUs granted	161,188	3.25	—
RSUs vested	(601,306)	6.05	—
RSUs forfeited	(199,164)	4.73	—
Outstanding at December 31, 2021	1,352,275	$5.82	2.17

During 2021 and 2020 we granted restricted stock units, or RSUs, covering an equal number of our ordinary shares to employees and certain directors with a weighted average grant date fair value of $3.25 and $4.46, respectively. The fair value of RSUs are determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of the RSUs is recognized ratably over the vesting period of four years for employees and one to three years for directors. At December 31, 2021 and 2020 aggregate unrecognized share compensation expense related to unvested RSUs was $4.5 million and $8.5 million, respectively, which is expected to be recognized over a weighted average period of 1.8 years and 2.8 years, respectively.

ESP Plan

The Company accounts for employee stock purchases made under its ESP Plan using the estimate grant date fair value in accordance with ASC 718. The purchase price discount and the look-back feature cause the ESP Plan to be compensatory and the Company to recognize compensation expense. Share compensation expense is recognized on a straight-line basis over the requisite service period. The Company recognized $134,077 and $113,860 of share compensation expense for the years ended December 31, 2021 and 2020, respectively. The Company values ESPP shares using the Black-Scholes model.

As of December 31, 2021 and 2020, there were no unrecognized share compensation expense related to the ESP Plan. There were 76,432 and 51,905 ordinary shares issued under the ESP Plan during the years ended December 31, 2021 and 2020, respectively. On January 3, 2022, the Company issued 129,258 ordinary shares to the employees who participated in the ESP Plan during the offering period ended December 31, 2021.

Note 15. Earnings (Loss) Per Ordinary Share

The following potentially dilutive securities have been excluded from the weighted average ordinary shares outstanding in the computation of diluted earnings (loss) per share because the impact of including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Performance and restricted stock units	1,352,275	2,781,356
Share options to purchase ordinary shares	5,696,846	2,923,500
Warrants (see Note 20)	16,100,000	—
Ordinary shares to be purchased through employee stock purchase plan	129,258	39,321

Note 16. Commitments and Contingencies

Contingent Milestone Payments

Upon closing of the Legacy Business divestiture, the only strategic business agreements remaining with the Company are those related to the acquisition of Upneeq and its related intellectual property. The amount of future contingent milestone payments under the intellectual property license agreement, based on certain levels of US and ex-US sales of Upneeq, was $1.3 million in the aggregate at December 31, 2021. The total royalty expense was $0.5 million at December 31, 2021. The Company believes the earn-out payments are currently immaterial to its financial statements. The Company is also obligated to pay earn out payments pursuant to the acquisition of RevitaLid, Inc., the original owner of Upneeq, as a percentage of US and ex-US sales of Upneeq.

Royalty Obligations

The Company does not have agreements with third parties that require the Company to make minimum royalty payments.

Supply Agreement Obligations

The only supply agreement remaining with the Company after the divestiture of the Legacy Business is that related to the supply of Upneeq, which contains no minimum purchase obligations The Company has no enforceable and legally binding purchase obligations at December 31, 2021.

Defined Contribution Plan

Vertical/Trigen and Legacy Osmotica both had a defined contribution plan under Section 401(k) of the Internal Revenue Code ("IRC") at December 31, 2016 pursuant to the Merger (the "Contribution Plans"). The employees of the respective companies are eligible to participate in the Contribution Plans. Participants may contribute amounts through payroll deductions not to exceed IRC limitations. For the year ended December 31, 2016, the Vertical/Trigen Plan provided for nonelective employer contributions equal to 3% of basic compensation. The separate Contribution Plans were merged into one plan effective January 1, 2017. Effective January 1, 2017, the plan provides for employer matching contributions equal to 100% of each employee's elective deferrals up to 3% of base salary, plus 50% of each employee's elective deferrals between 3% and 5% of base salary. For the years ended December 31, 2021 and 2020, the Company recognized expenses related to its contributions under the Plan of $0.7 million and $0.5 million, respectively.

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

On February 16, 2018, the Company received FDA approval for its amantadine extended release tablets under the trade name Osmolex ER. On that same date the Company filed in the Federal District Court for the District of Delaware a Complaint for Declaratory Judgment of Noninfringement of certain patents owned by Adamas Pharmaceuticals, Inc. (Osmotica Pharmaceutical US LLC and Vertical Pharmaceuticals, LLC vs. Adamas Pharmaceuticals, Inc. and Adamas Pharma, LLC). Adamas was served with the Complaint on February 21, 2018. Adamas filed an answer on April 13, 2018 denying the allegations in the Complaint and reserving the ability to raise counterclaims as the litigation progresses. On September 20, 2018, Adamas filed an amended answer to the Company’s Complaint for Declaratory Judgment of Noninfringement, with counterclaims alleging infringement of certain patents included in the Company’s Complaint and requesting that the court grant Adamas damages, injunctive relief and attorneys’ fees. On December 2, 2020, we entered into an agreement to settle the litigation with Adamas. Under the terms of the agreement, both parties agreed to drop their respective claims relating to the patent litigation, and Adamas agreed to acquire the global rights to Osmolex ER from the Company for $7.5 million. The sale of the global rights to Osmolex ER closed in January 2021 at which time the related gain of $5.6 million was recorded in the consolidated statements of operations and comprehensive loss under gain on sale of product rights, net.

Additionally, in connection with the settlement and the sale of the global rights to Osmolex ER, the parties entered into a supply agreement pursuant to which the Company agreed to supply Adamas with amantadine extended release tablets for a six-year term, subject to possible two-year extensions and customary closing conditions.

On April 30, 2019, the Company was served with a complaint in an action entitled Leo Shumacher, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000540-19. On May 10, 2019, a Complaint entitled Jeffrey Tello, et al., v. Osmotica Pharmaceuticals plc, et al., Superior Court of New Jersey, Somerset County No. SOM-L-000617-19 was filed in the same court as the Shumacher action. The complaints named the Company, certain of the Company’s directors and officers and the underwriters of the Company’s initial public offering as defendants in putative class actions alleging violations of Sections 11 and 15 of the Securities Act of 1933 related to the disclosures contained in the registration statement and prospectus used for the Company’s initial public offering of ordinary shares. On July 22, 2019, the plaintiffs filed an amended complaint consolidating the two actions, reiterating the previously pled allegations and adding an additional individual defendant. The parties participated in a mediation and reached an agreement in principle to settle the litigation on December 15, 2020. The parties subsequently negotiated a settlement agreement setting forth the terms of the settlement. On May 18, 2021, plaintiffs filed an unopposed motion for preliminary approval of the settlement and notice to the proposed settlement class, which motion was granted by the court on June 11, 2021. The settlement, which was finally approved by the Court on November 10, 2021, calls for a payment by the Company of $5.25 million (a portion of which was covered by applicable insurance) and fully resolves all claims asserted in the litigation against all defendants named in the litigation, including the Company. No party admitted any wrongdoing as part of the settlement, which was reached to avoid the further cost and distraction of litigation.

On April 19, 2021, we were served with a complaint in an action entitled United States ex rel. Lupinetti, et al. v. Exeltis USA, Inc., et al., Northern District of Illinois, No. 1:19-cv-00825. The complaint named us and four other pharmaceutical manufacturers as defendants in a suit alleging violations of the federal False Claims Act and state corollary statutory schemes related to the labelling, marketing, and reimbursement of several prenatal vitamins. The United States government declined to intervene in the action and the plaintiff chose to proceed with the litigation as a qui tam relator on behalf of the federal government and 29 individual states seeking monetary damages, statutory civil penalties, and costs and fees. On June 18, 2021, we and the other defendants in the action filed a Joint Motion to Dismiss. On November 19, 2021, the Court granted defendants Joint Motion to Dismiss and on November 23, 2021, the Court dismissed the action with prejudice.

Note 17. Income Taxes

RVL Pharmaceuticals plc is an Irish public limited company. Since the majority of the Company’s operations is in the U.S., the statutory income tax rate that is applicable is the U.S. federal rate of 21%. On August 27, 2021, the Company sold its interest in certain subsidiaries which resulted in a capital loss.

The following table shows the components of loss before income taxes and the related current and deferred income taxes from continuing operations (in thousands):

	December 31,	December 31,
	2021	2020
Loss before income taxes
U.S. operations	$(68,975)	$(75,325)
Non-U.S. operations	(13,559)	(19,470)
Total loss before income taxes	(82,534)	(94,795)
Current income tax expense (benefit)
Federal	192	(4,145)
State	(41)	232
Foreign	20	80
Total current income tax expense (benefit)	171	(3,833)
Deferred income tax expense (benefit)
Federal	149	(1,660)
State	—	(190)
Foreign	(5)	(99)
Total deferred income tax expense (benefit)	144	(1,949)
Total income tax expense (benefit)	$315	$(5,782)

The following table provides a reconciliation of the U.S. statutory federal income tax rate to the Company's effective income tax rate from continuing operations:

	December 31,	December 31,
	2021	2020
U.S. federal tax at 21% statutory rate	21.00%	21.00%
State and local income taxes, net of federal benefit	2.65%	1.15%
Differences in tax effects on foreign income	8.81%	(3.28)%
Federal tax credits	0.29%	1.20%
Uncertain tax positions	—%	0.83%
NOL carryback rate differential	(0.03)%	3.46%
Tax audit adjustment	0.01%	(3.26)%
Change in valuation allowance	(33.83)%	(13.87)%
Permanent adjustments	(0.01)%	(0.60)%
Other	0.73%	(0.50)%
Effective income tax rate	(0.38)%	6.13%

Deferred income taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial statement purposes and the comparable amounts recorded for income tax purposes. The following table depicts the significant components of deferred tax assets (liabilities) (in thousands):

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$827	$5,921
Inventories	—	295
Investment in partnership	—	2,393
Net operating losses	21,134	1,285
Capital losses	23,845	—
Operating lease liabilities	340	657
Tax credits	7,232	6,486
Debt costs	4,740	—
Interest expense	2,168	—
Share compensation	285	1,816
Intangible assets	—	19,082
Other	2,916	3,327
Less: valuation allowance	(52,853)	(27,811)
Deferred tax liabilities:
Prepaid expenses	—	(658)
Property plant & equipment	—	(3,261)
Intangible assets	(6,353)	(9,254)
Debt costs	(4,107)	—
Operating lease assets	(325)	(623)
Total deferred income taxes	$(151)	$(345)

Included in the deferred tax balances above is a net deferred tax asset of $14.9 million as of December 31, 2020 related to the assets and liabilities in Vertical/Trigen Holdings, LLC, which is a partnership for Federal income tax purposes. The Company sold its partnership interests in Vertical/Trigen Holdings, LLC on August 27, 2021 with the divestiture of the Legacy Business. As a result of the sale of the partnership interests, the deferred tax balances at December 31, 2021 do not include any balances of the partnership.

At December 31, 2021, the Company had a federal net operating loss carryforward of $43.4 million and a state net operating loss of $114.0 million. At December 31, 2021, the Company had net operating loss carryforwards in certain foreign tax jurisdictions of $104.2 million, which will begin to expire in 2022. At December 31, 2021, the Company had total tax credit carryforwards of $7.2 million primarily consisting of Federal Orphan Drug Tax Credits. These credit carryforwards begin to expire in 2036. The Company assesses the realizability of the deferred tax assets at each balance sheet date based on actual and forecasted operating results in order to determine the proper amount, if any, required for a valuation allowance. The Company maintains valuation allowances on deferred tax assets applicable to entities in the U.S. and foreign jurisdictions for which separate income tax returns are filed, where realization of the related deferred tax assets from future profitable operations is not reasonably assured. During the year ended December 31, 2021, the valuation allowance increased by $25.1 million. Should applicable deferred tax assets ultimately become realizable, such resulting reduction in the valuation allowance would generally be recognized as an income tax benefit.

The Coronavirus Aid Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the U.S. The Cares Act provides a five-year carryback for losses generated in 2018-2020. The Company incurred losses in the year ended December 31, 2020 that were carried back to the earliest year, 2015. The loss incurred in the year ended December 31, 2020 were carried back to a tax year with a higher income tax rate thereby providing an income tax benefit of $3.2 million and producing a favorable impact to the Company’s effective income tax rate of 3.8%.

The Company files income tax returns in U.S. federal, state and certain international jurisdictions. For U.S. federal and certain state income tax purposes, the Company's 2016 through 2021 tax years remain open for examination by the tax authorities under the normal statute of limitations. For certain international income tax purposes, the Company's 2016 through 2021 tax years remain open for examination by the tax authorities under the normal statute of limitations.

Two of the Company’s subsidiaries, Osmotica Pharmaceutical Corp. and Valkyrie Group Holding Inc., finalized audits by the U.S. Internal Revenue Service (the “IRS”) for tax years 2016 and 2017. The Company agreed to IRS adjustments and correspondingly recorded an income tax expense of $1.9 million in the year ended December 31, 2020 which included $1.4 million of income tax and $0.5 million of interest and penalty expense.

No provision is made for foreign withholding or income taxes associated with the cumulative undistributed earnings of the foreign subsidiaries. Any future foreign withholding or income taxes associated with the undistributed earnings are not anticipated to be material.

The following table provides a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest (in thousands):

	December 31,	December 31,
	2021	2020
Balance at beginning of period	$171	$2,677
Additions related to current period tax positions	4	171
Releases related to prior period tax positions	—	(2,677)
Balance at end of period	$175	$171

It is not anticipated that the amount of unrecognized tax benefits will materially change in the next 12 months. If recognized, the total amount of unrecognized tax benefits would have an immaterial impact on the Company’s effective income tax rate.

The Company classifies interest expense related to unrecognized tax benefits as components of the income tax expense (income). Interest and penalties recognized in the consolidated statements of operations were immaterial. The release of prior period unrecognized tax positions in the year ended December 31, 2020 was due to an accounting method change which eliminated the need for an uncertain tax position.

Note 18. Related Parties

There were no related party transactions and no related expenses were recorded for the year ended December 31, 2021.

Note 19. Restructuring Expenses

In April 2021, the Company curtailed operations and implemented workforce reductions in its research and development subsidiary in Buenos Aires, Argentina. These restructuring activities were associated with the Company’s plans to reduce expenses and better align business activities with the Company’s corporate strategy. As a result, the Company recognized $4.5 million of restructuring expenses in operating expenses which were incurred in the year ended December 31, 2021. The restructuring expenses consisted of $3.2 million one-time employee related termination benefits, and $1.3 million of asset disposal costs related to leasehold improvements at the Buenos Aires location. Of the $4.5 million of restructuring expenses, $2.0 million were recognized in selling, general and administrative expenses, $1.2 million were recognized in research and development expenses, and $1.3 million of asset disposal costs were recognized in non-operating expenses.

Note 20. Shareholders’ Equity and Warrant Liabilities

2021 Equity Offering and Warrants

On October 6, 2021, in order to raise capital to fund the Company’s planned expenditures and meet its obligations, the Company initiated a follow-on equity offering for the issuance and allotment of 14,000,000 ordinary shares and warrants to purchase up to an additional 14,000,000 ordinary shares in an underwritten public offering, at a public offering price of $2.50 per share and accompanying warrant less underwriting discounts and commissions. In addition, the Company granted the underwriter a 30-day option to purchase up to an additional 2,100,000 ordinary shares at the public offering price and/or warrants to purchase an additional 2,100,000 ordinary shares at an exercise price of $0.00001 per warrant. On October 11, 2021, the underwriter exercised its option to purchase 2,100,000 optional warrants. Subsequently, the underwriter’s option to purchase additional ordinary shares expired unexercised.

On October 12, 2021 the Company closed the follow-on offering via the issuance and allotment of 14,000,000 ordinary shares and warrants to purchase 16,100,000 ordinary shares (the “Warrants") raising aggregate gross proceeds of $35.0 million to the Company. $8.8 million of the gross proceeds, equal to the fair value of the Warrants determined using the Black-Scholes Merton option-pricing model, were allocated to the warrants liability, and the remaining proceeds of $26.2 million were allocated to the ordinary shares. The Company incurred a total of $2.6 million in aggregate issuance costs, including $1.9 million attributable to the ordinary share issuance and thereby deducted from proceeds in equity and $0.7 million attributable to the Warrants and thereby recognized as a component of selling, general and administrative expenses in the year ended December 31, 2021.

The Warrants are exercisable for the Company’s ordinary shares at any time and may only be exercised for a whole number of ordinary shares at an exercise price of $3.10 per warrant, subject to adjustments as provided under the terms of the form of warrant. Additionally, the holders of Warrants are entitled, prior to exercise, to participate in any dividend or other distribution of the Company’s assets to holders of ordinary shares presuming the Warrants had been exercised. If exercised for cash by the holders, the Warrants would result in additional gross proceeds to the Company of $49.9 million. In the event of a “Fundamental Transaction” (as defined in the form of warrant), the holders of the Warrants have the contingent right to require the Company (or a successor entity) to redeem the Warrants for cash. The Warrants will expire three and one-half years from issuance on March 12, 2025.

The Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and are presented within warrant liabilities on our consolidated balance sheet. On a recurring basis, changes in fair value of Warrant liabilities will be presented in the accompanying consolidated statement of operations and comprehensive loss at each reporting period. The estimated fair value of Warrants is considered to be a Level 3 measurement in the fair value hierarchy. See Note 21 for a description of the valuation methodology of the Warrants.

2021 Debt Refinancing

On October 12, 2021, the Company issued and allotted 6,148,832 of the Company’s ordinary shares, to the Purchaser of the Senior Secured Notes for a price of $0.01 per share, pursuant to a Share Subscription Agreement between the Company and Purchaser, dated October 1, 2021. The number of shares issued and allotted to Purchaser was equal to $15.0 million divided by the volume weighted average price per ordinary share in the 60 trading days ended October 8, 2021. The ordinary shares were recognized in shareholders’ equity at their fair value at issuance of $12.6 million.

The ordinary shares underlying the Warrants were registered on the Company's Registration Statement on Form S-3 (File No. 333-260529), filed with the Securities and Exchange Commission (“SEC”) on October 27, 2021 and declared effective on December 9, 2021.

2021 ATM Equity Offerings

On September 8, 2021, the Company entered into a sales agreement with Cantor Fitzgerald & Co., (“Cantor”) under which it may offer and sell its ordinary shares having aggregate sales proceeds of up to $75.0 million from time to time through Cantor as its sales agent by any method permitted that is deemed an “at the market offering” as defined in Rule

415(a)(4) under the Securities Act of 1933, as amended, including, without limitation, sales made directly on the Nasdaq Global Select Market or any other existing trading market for the Company’s ordinary shares (each an “ATM Equity Offering"). During the year ended December 31, 2021 the Company sold 146,162 of its ordinary shares under ATM Equity Offerings at the weighted-average price of $3.13, generating aggregate proceeds of $0.5 million and net proceeds of $0.0 million, after deducting commissions and offering expenses payable by us. The Company also incurred a total of $0.4 million in direct issuance costs, which were attributable to the establishment of the sales agreement and in support of sales of ordinary shares by ATM Equity Offerings and therefore were recognized as a reduction of equity.

2020 Equity Offering

On July 16, 2020, we completed a follow-on equity offering and allotted 5,000,000 ordinary shares. The aggregate proceeds from the follow-on offering were approximately $30.6 million after deducting offering expenses. Proceeds from the offering were used for working capital and general corporate purposes.

On January 13, 2020, we completed a follow-on equity offering and allotted 6,900,000 ordinary shares at a public offering price of $5.00 per share. The number of shares issued in this offering reflected the exercise in full of the underwriters’ option to purchase 900,000 ordinary shares. The aggregate net proceeds from the follow-on offering were approximately $31.8 million after deducting underwriting discounts and commissions and offering expenses. Proceeds from the offering were used for working capital and general corporate purposes.

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

The Company retires ordinary shares acquired under the ordinary share repurchase program. For the year ended December 31, 2020, the Company repurchased 1,435,725 ordinary shares, at a weighted-average price of $5.62 for an aggregate of $8.1 million. The Company did not repurchase any shares during the year ended December 31, 2021.

Note 21. Financial Instruments and Fair Value Measurements

The Company’s financial instruments subject to fair value measurements include cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued liabilities, long-term debt and warrant liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets - Cash and cash equivalents, generally consisting of investments in interest-bearing money market accounts, are measured at fair value on a recurring basis using Level 1 measurements. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy because money market account fair values are known and observable through daily published floating net asset values. The fair value of the Company’s cash and cash equivalents, being the same as their carrying value, were $40.4 million and $114.1 million at December 31, 2021 and 2020, respectively.

Financial Liabilities – The Senior Secured Notes, a material component of long-term debt at December 31, 2021 (see Note 12), and Warrants, as reflected within warrant liabilities, a material component of total liabilities, at December 31, 2021 (see Note 20), have each been measured and carried at fair value since their issuance in October 2021. Such instruments represent financial liabilities whose measurement contains significant unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy.

The Company uses a discounted cash flow technique, an income-based approach, to determine the fair value of the Senior Secured Notes. This technique relies upon an assumption of pricing the Senior Secured Notes to their maturity (without mandatory or voluntary prepayments) and incorporates inputs such as contractual repayment terms, maturity, and discount rate. The most significant unobservable input for the Senior Secured Notes is the discount rate which we estimate by performing a yield analysis that relies upon the discount rate observed in the initial issuance of the Senior Secured Notes as well as certain benchmark debt instruments with observable pricing from which we draw conclusions on the change in the discount rate from period to period.

The Company uses the Black-Scholes Merton option-pricing model to value the Warrants. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The most significant unobservable input for the warrant liabilities is volatility. Given the limited trading volume and period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants.

The following tables show financial liabilities subject to fair value measurement on a recurring basis and related information on fair values, valuation techniques and unobservable inputs (dollars in thousands):

	At December 31, 2021

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(43,800)	Income Approach - DCF	Discount rate	17.9%
			Term (in years)	4.8

Warrants	$(3,220)	Black-Scholes Merton	Equity volatility	65.0%
			Term (in years)	3.3

	At Issuance October 2021

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(45,818)	Income Approach - DCF	Discount rate	16.3%
			Term (in years)	5.0

Warrants	$(8,791)	Black-Scholes Merton	Equity volatility	60.0%
			Term (in years)	3.5

The following table shows changes in the fair value of financial liabilities subject to Level 3 fair value measurements on a recurring basis (in thousands):

	Senior Secured Notes	Warrants
Balance, At Issuance - October 2021	$(45,818)	$(8,791)
Cash payments for interest	1,283	-
Fair value adjustments through earnings (inclusive of related accrued interest expense)	(965)	5,571
Fair value adjustments through accumulated other comprehensive income or loss	1,700	-
Balance, At December 31, 2021	$(43,800)	$(3,220)

Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying consolidated statements of operations and comprehensive loss under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

No financial liabilities were subject to fair value measurements on a recurring basis prior to October 2021.

Assets and Liabilities for Which Fair Value is Only Disclosed

The carrying amounts for trade accounts receivable, trade accounts payable, accrued liabilities and the residual amounts of long-term debt not otherwise measured at fair value on a recurring basis approximate their relative fair values due to their short-term nature with relevant inputs considered Level 2 measurements within the fair value hierarchy.

Non-recurring Fair Value Measurements

As part of the Company’s goodwill and intangible asset impairment assessments performed at quarterly intervals or whenever indicators of impairment are identified or when IPR&D assets are placed into service, the Company estimates the fair values of the subject assets using an income approach that utilizes a discounted cash flow model, or, where appropriate, a market approach. Such valuations typically employ assumptions that are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. See Note 9 for discussions of relevant non-recurring fair value measurements, significant assumptions and the associated impairment charges recognized when relevant, performed during the years ended December 31, 2021 and 2020.

Note 22. Subsequent Events

In January, February and March 2022, the Company received an aggregate of $5.0 million in cash from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business (see Notes 1 and 4). In January, February, and March of 2022, the Company obtained waivers from the Purchaser of mandatory repayments of an aggregate of $5.0 million in principal of the Senior Secured Notes as otherwise required under the Note Purchase Agreement (see Note 12), in exchange for a consent fee of $0.2 million, resulting in net proceeds of $4.8 million.

On March 29, 2022, RVL Pharmaceuticals, Inc. (“RVL Pharmaceuticals”), a wholly owned subsidiary of the Company, entered into the First Amendment to License Agreement (the “Amendment”) with Santen Pharmaceutical Co. Ltd. (“Santen”), amending the License Agreement dated July 28, 2020, by and between RVL Pharmaceuticals and Santen (the “License Agreement”). Under the terms of the Amendment, effective March 31, 2022, RVL Pharmaceuticals is entitled to receive an upfront cash payment of $15.5 million, and the remaining developmental and regulatory cash milestone payments, were removed. Pursuant to the terms of the Amendment, new developmental and regulatory cash milestone payments with an aggregate value of up to $1.0 million will be payable to RVL Pharmaceuticals. In addition, the territories were expanded to include additional EMEA countries and Canada, and during the first five years following the effective date of the Amendment, Santen was granted an option to expand the territories to include Russia, subject to additional upfront and milestone payments of $2.0 million and $1.0 million, respectively. Further, under the terms of the Amendment, if RVL Pharmaceuticals desires to enter into an agreement to license certain rights related to the License Agreement to a third party in Russia, then Santen will have a right to exercise an option to expand the territories to include Russia or to match the terms of the agreement with the third party.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding our executive officers is set forth at the end of Part I, Item 1 of this Form 10-K under the heading, “Information about our Executive Officers.” The remaining information required with respect to this Item 10 is incorporated by reference to the information to be contained in our Proxy Statement for the 2022 Annual Meeting of Shareholders, or the Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

None.

Financial Statement Schedules

None.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibits

Exhibit No.		Description
2.1	#

Business Combination Agreement, dated as of December 3, 2015, among Osmotica Holdings Corp Limited, the shareholders of Osmotica Holdings Corp Limited party thereto, Altchem Limited, Vertical/Trigen Holdings, LLC, the shareholders of Vertical/Trigen Holdings, LLC party thereto, Avista Capital Partners III GP, LP, and Osmotica Holdings S.C.Sp. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

2.2

Purchase and Sale Agreement, dated as of June 24, 2021, by and among the Company, Acella Holdings, LLC, Alora Pharmaceuticals LLC and the Sellers listed therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 30, 2021, Commission File No. 001-38709)

3.1

Memorandum and Articles of Association of RVL Pharmaceuticals plc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 18, 2022, Commission File No. 001-38709)

4.1

Shareholders' Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 28, 2019, Commission File No. 001-38709)

4.2

Amendment No. 1, dated as of November 20, 2020, to the Shareholders Agreement, dated as of October 17, 2018, by and among, Osmotica Pharmaceuticals plc, ACP Holdco (Offshore), L.P., ACP III AIV, L.P., Altchem Limited, Orbit Co-Invest A-I LLC, Orbit Co-Invest I LLC, Orbit Co-Invest III LLC, and the management shareholders identified therein (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 30, 2021, Commission File No. 001-38709)

4.3		Form of Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

4.4		Description of Registrant’s Securities

10.1	†

License Agreement dated as of August 31, 2011 by and between VOOM, LLC and Revitalid, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.2	†

Exclusive Supply Agreement, dated as of February 7, 2013, by and between Nephron Pharmaceuticals Corporation and Revitalid, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.3	†

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

10.5	+

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.6	+

Form of Osmotica Holdings US LLC Director and Corporate Secretary Indemnification Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.7	+	Form of Nonqualified Option Award Agreement under the RVL Pharmaceuticals plc Amended and Restated 2018 Incentive Plan

10.8	+	RVL Pharmaceuticals plc Amended and Restated 2018 Employee Share Purchase Plan

10.9	+

Form of Nonqualified Option Award Agreement under the Amended and Restated RVL Pharmaceuticals plc 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.10	+	Amended and Restated RVL Pharmaceuticals plc 2016 Equity Incentive Plan

10.11	+	RVL Pharmaceuticals plc Amended and Restated 2018 Incentive Plan

10.12	+

Osmotica Pharmaceuticals plc 2018 Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.13	+	Employment Agreement, dated December 3, 2015, by and between Vertical/Trigen Holdings, LLC and Brian A. Markison

10.14	+	Amendment to Employment Agreement, dated July 29, 2021, by and between RVL Pharmaceuticals, Inc. and Brian A. Markison.

10.15	+

Amendment to Employment Agreement, dated November 5, 2021, by and between RVL Pharmaceuticals, Inc. and Brian A. Markison (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021, Commission File No. 001-38709)

10.16	+

Employment Agreement, dated December 16, 2013, by and between Vertical/Trigen Opco, LLC and James Schaub (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.17	+

Employment Agreement, dated May 2, 2016, by and between Vertical/Trigen Opco, LLC and Tina deVries (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.18	+

Employment Agreement, dated December 16, 2013, by and between Vertical/Trigen Opco, LLC and Christopher Klein (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 19, 2020, Commission File No. 001-38709)

10.19	+

Form of Initial Retainer Agreement (In Lieu of Equity Awards) with RVL Pharmaceuticals plc Directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 19, 2020, Commission File No. 001-38709)

10.20	+

Form of Additional Annual Retainer Agreement (In Lieu of Equity Awards) with RVL Pharmaceuticals plc Directors (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 19, 2020, Commission File No. 001-38709)

10.21

Contingent Amendment Agreement, dated June 24, 2021, by and among Osmotica Pharmaceutical Corp., Valkyrie Group Holdings, Inc., Osmotica Holdings US LLC, the loan parties thereto, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2021, Commission File No. 001-38709)

10.22

Sales Agreement, dated as of September 8, 2021, by and between Osmotica Pharmaceuticals, plc and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 8, 2021, commission File No. 333-236193)

10.23

Note Purchase Agreement, dated October 1, 2021, between Osmotica Pharmaceutical Corp., Osmotica Pharmaceuticals plc, Osmotica Holdings US LLC, Athyrium Opportunities IV Acquisition LP and the Purchasers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2021, Commission File No. 001-38709)

10.24

Share Subscription Agreement, dated October 1, 2021, between Osmotica Pharmaceuticals plc and Athyrium Opportunities IV Acquisition LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2021, Commission File No. 001-38709)

21.1		Subsidiaries of RVL Pharmaceuticals plc

23.1		Consent of Ernst & Young LLP independent registered public accounting firm

31.1		Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

RVL Pharmaceuticals plc

Dated: March 30, 2022	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2022.

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