Form 10-Q
period 2022-03-31
RVL Pharmaceuticals plc
filed 2022-05-12
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 83,549,659 ordinary shares ($0.01 nominal value per share) outstanding as of May 11, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "plan," "should," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives and financial needs. Examples of forward-looking statements include, among others, statements we make regarding: our intentions, beliefs or current expectations concerning, among other things, future operations; future financial performance, trends and events, particularly relating to sales of Upneeq; U.S. Food and Drug Administration, or the FDA, and other regulatory applications, approvals and actions; the continuation of historical trends; our ability to manage costs and service our debt; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs.

We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include the following:

●	Due to our dependence on one product, Upneeq, our business could be materially adversely affected if Upneeq does not perform as well as expected.
●	Our business may be adversely affected by the ongoing coronavirus outbreak.
●	Upneeq may fail to achieve market acceptance by clinicians and patients, or others in the medical community, and the market opportunity for Upneeq may be smaller than we estimate.
●	If we are unable to successfully commercialize Upneeq, or develop new products, on a timely or cost effective basis, our operating results will suffer.
●	Our profitability depends on our customers’ willingness to pay the price we charge for Upneeq. If we decide to lower the price we charge for Upneeq our profitability could materially suffer.
●	Our marketing and sales expenditures may not result in the commercial success of Upneeq.
●	There is no certainty that we will be able to get FDA approval of arbaclofen extended release (“ER”) and no certainty that we will be able to realize any value for arbaclofen ER if we decide to license or divest the product.
●	We expend a significant amount of resources on research and development, including milestones on in licensed products, which may not lead to successful product introductions.
●	If we are unable to maintain our sales, marketing and distribution capabilities, or establish additional capabilities if and when necessary, we may not be successful in commercializing Upneeq.
●	We depend to a large extent on third-party suppliers and distributors for Upneeq, including Nephron Pharmaceuticals, and if such suppliers and distributors are unable to supply raw materials for manufacture and deliver Upneeq in a timely manner, or are unable to manufacture Upneeq at a scale sufficient to meet demand, it could have material adverse effect on our business, financial position and results of operations.
●	If Upneeq does not produce the intended effects, our business may suffer.

●	Failures of or delays in clinical trials are common and have many causes, and such failures or delays could result in increased costs to us and could prevent or delay our ability to obtain regulatory approval and commence product sales for new products.
●	The drug regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	We are, and will continue to be in the future, a party to legal proceedings that could result in adverse outcomes;
●	Other factors that are described in Part 1, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2022.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited).

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$26,341	$40,444
Other receivables	17,572	2,133
Inventories, net	838	838
Prepaid expenses and other current assets	12,481	12,901
Financial commitment asset	2,096	3,063
Total current assets	59,328	59,379
Property, plant and equipment, net	804	866
Operating lease assets	1,119	1,368
Indefinite-lived intangible assets	27,210	27,210
Goodwill	55,847	55,847
Total assets	$144,308	$144,670
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$4,732	$3,777
Accrued liabilities	14,345	13,077
Current portion of debt	1,512	2,409
Current portion of obligations under finance leases	2	5
Current portion of lease liability	688	839
Income taxes payable - current portion	13	1
Total current liabilities	21,292	20,108
Long-term debt (measured at fair value and representing $55,000 of aggregate unpaid principal)	45,100	43,800
Warrant liability	7,728	3,220
Long-term portion of lease liability	478	592
Income taxes payable - long term portion	67	66
Deferred taxes	160	151
Total liabilities	74,825	67,937
Commitments and contingencies (See Note 11)
Shareholders' equity:
Ordinary shares ($0.01 nominal value, 400,000,000 shares authorized, 83,515,411 and 83,297,567 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	835	833
Preferred shares ($0.01 nominal value, 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value, 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	592,999	591,730
Accumulated deficit	(524,351)	(517,530)
Accumulated other comprehensive income	—	1,700
Total shareholders' equity	69,483	76,733
Total liabilities and shareholders' equity	$144,308	$144,670

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021

Net product sales	$5,944	$773
Royalty and licensing revenue	15,500	162
Total revenues	21,444	935
Cost of goods sold	2,144	679
Gross profit	19,300	256
Selling, general and administrative expenses	23,834	16,952
Research and development expenses	862	2,204
Total operating expenses	24,696	19,156
Operating loss before gain on sales of product rights, net	(5,396)	(18,900)
Gain on sales of product rights, net	—	5,636
Operating loss	(5,396)	(13,264)
Interest expense and amortization of debt discount	985	521
Change in fair value of debt and interest expense	1,044	—
Change in fair value of warrants	4,508	—
Other non-operating income, net	(5,037)	(9)
Total other non-operating expense	1,500	512
Loss before income taxes	(6,896)	(13,776)
Income tax benefit, continuing operations	(75)	(4)
Loss from continuing operations	(6,821)	(13,772)
Income from discontinued operations before income taxes	—	4,699
Income tax expense, discontinued operations	—	539
Income from discontinued operations, net of tax	—	4,160
Net loss	$(6,821)	$(9,612)
Change in fair value of debt due to change in credit risk, net of tax	(1,700)	—
Comprehensive loss	$(8,521)	$(9,612)
(Loss) earnings per ordinary share:
Basic and diluted, continuing operations	$(0.08)	$(0.22)
Basic and diluted, discontinued operations	—	0.07
Basic and diluted	$(0.08)	$(0.15)
Weighted average ordinary shares outstanding:
Basic and diluted	83,489,900	62,678,130

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

					Accumulated
					other
	Ordinary shares		Additional	Accumulated	comprehensive	Total
	Shares	Amount	paid in capital	deficit	income (loss)	shareholders' equity
Balance at January 1, 2021	62,545,832	$625	$548,070	$(452,610)	$(2,229)	$93,856
Share compensation	173,299	2	1,309	—	—	1,311
Net loss	—	—	—	(9,612)	—	(9,612)
Payments for taxes related to the net share settlement of equity awards	—	—	(358)	—	—	(358)
Balance at March 31, 2021	62,719,131	$627	$549,021	$(462,222)	$(2,229)	$85,197

Balance at January 1, 2022	83,297,567	$833	$591,730	$(517,530)	$1,700	$76,733
Share compensation	217,844	2	1,326	—	—	1,328
Net loss	—	—	—	(6,821)	—	(6,821)
Payments for taxes related to the net share settlement of equity awards	—	—	(57)	—	—	(57)
Change in credit risk associated with fair value of debt	—	—	—	—	(1,700)	(1,700)
Balance at March 31, 2022	83,515,411	$835	$592,999	$(524,351)	$—	$69,483

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss from continuing operations	$(6,821)	$(13,772)
Net income from discontinued operations	—	4,160
Net loss	(6,821)	(9,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	3,986
Share compensation	1,209	1,177
Change in fair value of debt	(400)	—
Change in fair value of warrants	4,508	—
Deferred income tax benefit	9	83
Gain on sale of fixed and leased assets	(37)	(3)
Gain on sale of product rights, net	—	(5,636)
Bad debt provision	—	5
Amortization of deferred financing and loan origination fees	967	277
Change in operating assets and liabilities:
Other receivables	(15,439)	3,817
Inventories, net	—	655
Prepaid expenses and other current assets	420	1,398
Trade accounts payable	955	(2,246)
Accrued and other current liabilities	1,264	(5,387)
Net cash used in operating activities	(13,276)	(11,486)
Cash Flows from Investing Activities:
Proceeds from product rights disposal	—	7,300
Proceeds from sale of fixed and leased assets	37	3
Purchases of property, plant and equipment	(27)	(422)
Net cash provided by investing activities	10	6,881
Cash Flows from Financing Activities:
Payments on finance lease obligations	(2)	(16)
Payments on insurance financing loan	(897)	—
Payments for taxes related to net share settlement of share-based awards	(57)	(358)
Proceeds from issuance of ordinary shares under ESPP	119	138
Net cash used in financing activities	(837)	(236)
Net change in cash and cash equivalents	(14,103)	(4,841)
Cash and cash equivalents, beginning of period	40,444	114,053
Cash and cash equivalents, end of period	$26,341	$109,212

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Operations

RVL Pharmaceuticals plc, an Irish public limited company, together with its subsidiaries (the “Company”), is a specialty pharmaceutical company focused on the development and commercialization of products that target markets with underserved patient populations. In July 2020, the Company received regulatory approval from the FDA for RVL-1201, or Upneeq, (oxymetazoline hydrochloride ophthalmic solution), 0.1%, for the treatment of acquired blepharoptosis, or droopy or low-lying eyelids in adults. Upneeq was commercially launched in September 2020 to a limited number of eye care professionals with commercial operations expanded in 2021 among ophthalmology, optometry and oculoplastic specialties. In February 2022, Upneeq was commercially expanded into the medical aesthetics market.

On August 27, 2021, the Company closed the divestiture of its portfolio of branded and non-promoted products and its Marietta, Georgia, manufacturing facility (the “Legacy Business”) to certain affiliates of Alora Pharmaceuticals (“Alora”) for $111 million in cash upon closing, subject to certain adjustments, and up to $60 million in additional contingent milestone payments. Pursuant to the agreement the Company post-closing retained the rights to Upneeq and to arbaclofen extended release (“ER”) tablets which is under development for the treatment of spasticity in multiple sclerosis.

With the divestiture of the Legacy Business the Company’s commercial operations are conducted by its wholly-owned subsidiaries, RVL Pharmaceuticals, Inc. (“RVL Pharmaceuticals”) and RVL Pharmacy, LLC, (“RVL Pharmacy”). RVL Pharmacy operates pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

Unless otherwise indicated or required by the context, references throughout to “RVL,” or the “Company,” refer to the Company’s continuing operations following the sale or the Legacy Business to Alora.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. In management’s opinion, the interim financial data presented herein includes all adjustments (consisting solely of normal, recurring adjustments) that are necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2022 or any period thereafter. The accompanying condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited consolidated financial statements.

Management believes that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Those audited consolidated financial statements include a summary of our significant accounting policies, updates to which are included in this Note 2.

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

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The divestiture of the Legacy Business qualifies as a discontinued operation and therefore has been presented as such. See Note 4, Discontinued Operations, for more information.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported throughout the financial statements. Actual results could differ materially from those estimates.

Supplemental Cash Flow Disclosures—Supplemental cash flow disclosures are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for:
Interest	$1,461	$2,674
Income taxes	$85	$258

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

There are no other recently issued accounting standards that are expected to have a material to have a material impact to the Company’s financial position or results of operations upon adoption.

Note 3. Liquidity

At March 31, 2022, the Company had cash and cash equivalents of $26.3 million, an accumulated deficit of $524.4 million, and total long-term debt with aggregate principal maturities of $55.0 million, with such maturities commencing in March 2024 and extending through October 2026 (see Note 8). In addition, the Company’s primary indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly product sales requirements. For the three months ended March 31, 2022 and 2021, the Company incurred net losses from continuing operations of $6.8 million and $13.8 million, respectively. For the three months ended March 31, 2022, the Company used $13.3 million in cash for operating activities.

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

Management of the Company does not believe that current sources of liquidity will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following the date the accompanying unaudited condensed consolidated financial statements are issued without raising additional funding. As a result, there is a

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

substantial doubt as to the Company’s ability to operate as a going concern. The Company’s ability to continue as a going concern will require it to obtain additional funding, generate positive cash flow from operations and/or enter into strategic alliances or sell assets.

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

There can be no assurance that the Company will receive cash proceeds from any of these potential sources or, to the extent cash proceeds are received, such proceeds would be sufficient to support its current operating plan for at least the next 12 months from the date the accompanying unaudited condensed consolidated financial statements are issued. The sale of additional equity or convertible debt securities may result in additional dilution to the Company’s shareholders. If the Company raises additional funds through the issuance of debt securities or preferred shares, these securities could provide for rights senior to those of its ordinary shares and could contain covenants that would further restrict its operations. Additional funds may not be available when the Company needs them, on terms that are acceptable to it, or at all.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business, and therefore do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 4. Discontinued Operations

On August 27, 2021, the Company announced the closing of the divestiture of its Legacy Business to certain affiliates of Alora for $111 million in cash upon closing, subject to certain post-closing adjustments, and up to $60 million in additional contingent milestone payments. During the three months ended March 31, 2022, the Company received an aggregate of $5.0 million in cash from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business, such income was recognized and classified within other non-operating income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The Company has determined the divestiture of the Legacy Business represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations. Accordingly, the Legacy Business is reported as discontinued operations in accordance with Accounting Standards Codification 205-20, Discontinued Operations. The results of operations from the Legacy Business are classified as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Applicable amounts in prior periods have been recast to conform to this discontinued operations presentation. The Company recognized a gain on the sale of the Legacy Business upon closing.

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the results of discontinued operations (in thousands):

Three Months Ended
March 31, 2021
Total revenues	$22,945
Cost of goods sold (inclusive of depreciation and amortization)	12,810
Selling, general and administrative expenses	1,970
Research and development expenses	1,106
Income from operations	7,059
Interest expense and amortization of debt discount	2,439
Other non-operating income, net	(79)
Income from discontinued operations before provision for income taxes	4,699
Income tax expense	539
Income from discontinued operations, net of tax	$4,160

The following table presents the significant non-cash items and purchases of property, plant and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

Three Months Ended
Cash flows from operating activities:	March 31, 2021
Depreciation and amortization	$3,309
Share compensation	103

Cash flows from investing activities:
Purchases of property, plant and equipment	$314

Note 5. Revenues

The Company’s performance obligations are to provide its pharmaceutical products based upon purchase orders from customers. The performance obligation is satisfied at a point in time, typically upon delivery, when the customer obtains control of the pharmaceutical product. The Company collects payments in advance from its customers.

The following table presents disaggregated revenues from contracts with customers (in thousands):

	Three Months Ended March 31,
	2022	2021
Net product sales - Upneeq	$5,944	$773
Royalty and licensing revenue	15,500	162
Total revenues	$21,444	$935

On July 28, 2020, the Company entered into a License Agreement with Santen Pharmaceutical Co. Ltd (“Santen”), granting Santen exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as Europe, the Middle East and Africa (“EMEA”) countries (the “License Agreement”). Under the License Agreement the Company is entitled to certain development and regulatory milestone payments. The Company is also entitled to royalty payments on net sales of RVL-1201 in Santen commercialization territories.

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On March 29, 2022, RVL Pharmaceuticals entered into the First Amendment to License Agreement (the “Amendment”) with Santen, amending the License Agreement. Under the terms of the Amendment, effective March 31, 2022, RVL Pharmaceuticals is entitled to receive an upfront cash payment of $15.5 million, and the remaining developmental and regulatory cash milestone payments, were removed. Pursuant to the terms of the Amendment, new developmental and regulatory cash milestone payments with an aggregate value of up to $1.0 million will be payable to RVL Pharmaceuticals. In addition, the territories were expanded to include additional EMEA countries and Canada, and during the first five years following the effective date of the Amendment, Santen was granted an option to expand the territories to include Russia, subject to additional upfront and milestone payments of $2.0 million and $1.0 million, respectively. Further, under the terms of the Amendment, if RVL Pharmaceuticals desires to enter into an agreement to license certain rights related to the License Agreement to a third party in Russia, then Santen will have a right to exercise an option to expand the territories to include Russia or to match the terms of the agreement with the third party.

During the three months ended March 31, 2022, the Company recognized $15.5 million as license revenue as all performance obligations were met, and the related receipt of cash from Santen occurred in April 2022 (see Note 6).

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had deferred revenue of $0.8 million at March 31, 2022 and an immaterial amount at December 31, 2021.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company generally does not incur costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs. The Company had no contract assets at March 31, 2022 or December 31, 2021.

The following table presents the various adjustments recognized against gross product sales (in thousands):

	Three Months Ended March 31,
	2022	2021
Gross product sales	$6,027	$773
Less provisions for:
Chargebacks	(1)	—
Discounts and allowances	(82)	—
Net product sales	$5,944	$773

Note 6. Other Receivables

The following table presents the components of other receivables (in thousands):

	March 31,	December 31,
	2022	2021
Milestone receivable	$15,500	$—
Other receivable	2,072	2,133
Total other receivables	$17,572	$2,133

Other receivables result primarily from payroll retention credits and other miscellaneous activities.

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7. Accrued Liabilities

The following table presents the components of accrued liabilities (in thousands):

	March 31,	December 31,
	2022	2021
Accrued expenses and other liabilities	$6,871	$7,897
Accrued compensation	5,624	4,504
Accrued research and development	356	409
Accrued royalties	718	200
Deferred revenue	776	67
Total accrued liabilities	$14,345	$13,077

Note 8. Financing Arrangements

The following table presents the components of long-term debt and financing obligations (in thousands):

	March 31,	December 31,
	2022	2021
Senior Secured Notes (measured at fair value)	$45,100	$43,800
Note payable — insurance financing	1,512	2,409
Total debt and financing obligations	46,612	46,209
Less: current portion of debt	(1,512)	(2,409)
Long-term debt	$45,100	$43,800

The following table presents the aggregation of principal maturities of long-term debt and financing obligations (in thousands):

Year Ending December 31,	Debt Obligations
Remainder of 2022	$1,512
2023	—
2024	11,000
2025	11,000
2026	33,000
Total future minimum payments	56,512
Less: current portion of debt principal	(1,512)
Non-current portion of debt principal	$55,000

Senior Secured Notes

On October 1, 2021, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with, among others, Athyrium Opportunities IV Acquisition 2 LP (“Purchaser”) providing for the issuance of senior secured notes in three separate tranches (the “Senior Secured Notes”). On October 12, 2021, the Company issued $55.0 million first tranche notes, a portion of the proceeds of which, together with the proceeds from a concurrent underwritten equity offering, were used to repay in full the obligations under a prior credit agreement.

Prior to October 12, 2022, upon satisfaction of certain conditions, including a minimum net product sales target for Upneeq over a specified period of time, the Company may request second tranche notes of up to $20.0 million. Prior to October 12, 2023, the Company may request third tranche notes of up to $25.0 million, in the sole discretion of the Purchaser.

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Senior Secured Notes bear interest at an annual rate of 9.0% plus adjusted three-month LIBOR, with a LIBOR floor of 1.50% and LIBOR cap of 3.00%, payable in cash quarterly in arrears. At March 31, 2022, the interest rate applicable to the Senior Secured Notes was 10.5%.

In addition, the restrictive covenants in the Note Purchase Agreement require the Company to comply with certain minimum liquidity requirements and minimum quarterly product sales requirements. At any time, the Company is required to maintain unrestricted cash and cash equivalents greater than or equal to $15.0 million, and, as of the end of each fiscal quarter, it is required to maintain consolidated Upneeq net product sales greater than or equal to specified quarterly thresholds (beginning at $3.0 million for the quarter ending March 31, 2022, and increasing in $1.0 million increments each quarter thereafter until the quarter ending June 30, 2024, for which quarter and all subsequent quarters the threshold is $12.0 million). At March 31, 2022, the Company was in compliance with all conditions of the Note Purchase Agreement.

During the year ended December 31, 2021, the Company incurred aggregate debt issuance costs of $2.1 million related to the Senior Secured Notes, $1.5 million and $0.6 million of which were recognized as financial commitment assets underlying the first and second tranche notes, respectively.

The Company elected the fair value option of accounting on the senior secured notes upon issuance and, accordingly, a proportionate amount of related debt issuance costs were immediately written off. The Company’s residual financial commitment asset related to the undrawn second tranche notes, is being amortized over the relevant one-year commitment period. During the three months ended March 31, 2022, the Company recognized $1.0 million of amortization expense from the second tranche financial commitment asset with such expense being recorded within interest expense and amortization of debt discount in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. At March 31, 2022 and December 31, 2021, the second tranche financial commitment asset had a carrying value of $2.1 million and $3.1 million, respectively, and was recorded within current assets in the accompanying unaudited condensed consolidated balance sheets. If the second tranche notes are drawn within the one-year commitment period, the Company will expense the remaining balance under the fair value option of accounting.

On a recurring basis, changes in fair value of Senior Secured Notes will be presented in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss at each reporting period (see Note 13).

In the three months ended March 31, 2022, the Company obtained waivers from the Purchaser of mandatory repayments of an aggregate of $5.0 million in principal of the Senior Secured Notes as otherwise required under the Note Purchase Agreement, in exchange for a consent fee of $0.2 million, resulting in net retained proceeds of $4.8 million.

Note 9. Share-Based Compensation

The following table presents the components of share-based compensation expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Share options	$550	$101
Performance stock units	—	225
Restricted stock units	616	729
Employee share purchase plan	43	19
Total share-based compensation expense	$1,209	$1,074

At March 31, 2022, aggregate unrecognized share compensation expense related to unvested awards was $7.0 million which is expected to be recognized over a weighted-average remaining service period of 1.86 years.

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10. Earnings (Loss) Per Ordinary Share

The following potentially dilutive securities have been excluded from the weighted average ordinary shares outstanding in the computation of diluted earnings (loss) per share because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Performance and restricted stock units	1,900,052	2,545,483
Share options to purchase ordinary shares	637,778	2,864,016
Warrants to purchase ordinary shares	16,100,000	—
Ordinary shares to be purchased through employee stock purchase plan	214,366	28,227

Note 11. Commitments and Contingencies

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

On February 16, 2018, the Company received FDA approval for its amantadine extended release tablets under the trade name Osmolex ER and filed a Complaint for Declaratory Judgment of Noninfringement of certain patents owned by Adamas Pharmaceuticals, Inc., who filed counterclaims against the Company. On December 2, 2020, the Company entered into an agreement to settle the litigation with Adamas, under which both parties agreed to drop their respective claims relating to the patent litigation, and Adamas agreed to acquire the global rights to Osmolex ER from the Company for $7.5 million. The sale of the global rights to Osmolex ER closed in January 2021 and a gain of $5.6 million was recorded in the unaudited condensed consolidated statements of operations and comprehensive loss under gain on sale of product rights, net.

Note 12. Income Taxes

The following table presents the relationship between income tax expense or benefit from continuing operations and income or loss before income taxes from continuing operations (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Loss before income taxes, continuing operations	$(6,896)	$(13,776)
Income tax benefit, continuing operations	(75)	(4)
Effective income tax rate	1.09%	0.03%

Income tax expense or benefit in the quarterly periods is based upon the estimated income or loss for the full year. The composition of the income or loss in different jurisdictions and adjustments, if any, in the applicable quarterly periods influences the periodic expense or benefit.

The relationship between pre-tax income or loss and income tax expense or benefit is greatly affected by the impact of losses for which management cannot claim a tax benefit, non-deductible expenses, and other items that increase tax

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions. The increase in the effective income tax rate in the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, is primarily related to our recognition of a benefit relating to a foreign tax refund unique to the 2022 period.

Note 13. Financial Instruments and Fair Value Measurements

The Company’s financial instruments subject to fair value measurements include cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued liabilities, long-term debt and warrant liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets - Cash and cash equivalents, generally consisting of investments in interest-bearing money market accounts, are measured at fair value on a recurring basis using Level 1 measurements. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy because money market account fair values are known and observable through daily published floating net asset values. The fair value of the Company’s cash and cash equivalents, being the same as their carrying value, were $26.3 million and $40.4 million at March 31, 2022 and December 31, 2021, respectively.

Financial Liabilities— The Senior Secured Notes, a material component of long-term debt (see Note 8), and our warrant liabilities, a material component of total liabilities have each been measured and carried at fair value since their issuance in October 2021. Such instruments represent financial liabilities whose measurement contains significant unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy.

The Company uses a discounted cash flow technique, an income-based approach, to determine the fair value of the Senior Secured Notes. This technique relies upon an assumption of pricing the Senior Secured Notes to their maturity (without mandatory or voluntary prepayments) and incorporates inputs such as contractual repayment terms, maturity, and discount rate. The most significant unobservable input for the Senior Secured Notes is the discount rate which is estimated by performing a yield analysis that relies upon the discount rate observed in the initial issuance of the Senior Secured Notes as well as certain benchmark debt instruments with observable pricing from which conclusions are drawn on the change in the discount rate from period to period.

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

The following tables show financial liabilities subject to fair value measurement on a recurring basis and related information on fair values, valuation techniques and unobservable inputs (dollars in thousands):

	At March 31, 2022

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(45,100)	Income Approach - DCF	Discount rate	18.4%
			Term (in years)	4.5

Warrants	$(7,728)	Black-Scholes Merton	Equity volatility	65.0%
			Term (in years)	3.0

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	At December 31, 2021

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(43,800)	Income Approach - DCF	Discount rate	17.9%
			Term (in years)	4.8

Warrants	$(3,220)	Black-Scholes Merton	Equity volatility	65.0%
			Term (in years)	3.3

The following table shows changes in the fair value of financial liabilities subject to Level 3 fair value measurements on a recurring basis (in thousands):

	Senior Secured Notes	Warrants
Balance, At December 31, 2021	$(43,800)	$(3,220)
Cash payments for interest	1,444	-
Fair value adjustments through earnings (inclusive of related accrued interest expense)	(1,044)	(4,508)
Fair value adjustments through accumulated other comprehensive income or loss	(1,700)	-
Balance, At March 31, 2022	$(45,100)	$(7,728)

Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss under change in fair value of debt and interest expense. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

Note 14. Subsequent Events

In April 2022, as part of an initiative to refine the Company’s go to market strategy, the Company recognized an aggregate of $1.9 million in expenses primarily associated with employee severance benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” You should read the following discussion together with our audited consolidated financial statements, and related notes thereto, appearing in our Annual Report on Form 10-K and our unaudited condensed consolidated financial statements, and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements. This discussion and analysis is based upon the historical financial statements of RVL Pharmaceuticals plc and subsidiaries. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of products that target markets with underserved patient populations. In July 2020, we received regulatory approval from the FDA for RVL-1201, or Upneeq, (oxymetazoline hydrochloride ophthalmic solution), 0.1%, for the treatment of acquired blepharoptosis, or droopy or low-lying eyelids in adults. Upneeq was commercially launched in September 2020 to a limited number of eye care professionals with commercial operations expanded in 2021 among ophthalmology, optometry and oculoplastic specialties. In February 2022, Upneeq was commercially expanded into the medical aesthetics market. We believe Upneeq is the first non-surgical treatment option approved by the FDA for acquired blepharoptosis.

On August 27, 2021, we announced the closing of the divestiture of our portfolio of branded and non-promoted products and our Marietta, Georgia, manufacturing facility (the “Legacy Business”) to certain affiliates of Alora Pharmaceuticals (“Alora”) for $111 million in cash upon closing, subject to certain adjustments, and up to $60 million in additional contingent milestone payments (the “Transaction”). Pursuant to the Transaction, we retained the rights to Upneeq and to arbaclofen extended release (“ER”) tablets, which is under development for the treatment of spasticity in multiple sclerosis. As a result, our business is now primarily focused on the commercialization and development of Upneeq. Following the Transaction, on January 17, 2022 we formally changed our name to RVL Pharmaceuticals plc.

With the divestiture of the Legacy Business, our commercial operations are conducted by our wholly-owned subsidiaries, RVL Pharmaceuticals, Inc. and RVL Pharmacy, LLC (“RVL Pharmacy”). RVL Pharmacy operates pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

Business Update Regarding COVID-19

The COVID-19 pandemic has adversely affected global economies, financial markets and the overall environment in which we do business as further described in Part II, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

Financial Operations Overview

The following table presents revenues and expenses for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Net product sales	$5,944	$773	669%
Royalty and licensing revenue	15,500	162	9,468%
Total revenues	21,444	935	2,193%
Cost of goods sold	2,144	679	216%
Gross profit	19,300	256	7,439%
Gross profit percentage	90%	27%
Selling, general and administrative expenses	23,834	16,952	41%
Research and development expenses	862	2,204	(61)%
Total operating expenses	24,696	19,156	29%
Gain on sales of product rights, net	—	5,636	(100)%
Operating loss	(5,396)	(13,264)	(59)%
Interest expense and amortization of debt discount	985	521	89%
Change in fair value of debt and interest expense	1,044	—	NM %
Change in fair value of warrants	4,508	—	NM %
Other non-operating income, net	(5,037)	(9)	55,867%
Total other non-operating expense	1,500	512	193%
Loss before income taxes	(6,896)	(13,776)	(50)%
Income tax benefit, continuing operations	(75)	(4)	1,775%
Loss from continuing operations	(6,821)	(13,772)	(50)%
Income from discontinued operations before income taxes	—	4,699	(100)%
Income tax expense, discontinued operations	—	539	(100)%
Income from discontinued operations, net of tax	—	4,160	(100)%
Net loss	$(6,821)	$(9,612)	(29)%

NM-Not Meaningful

Revenue

The following table presents total revenues for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Net product sales - Upneeq	$5,944	$773	669%
Royalty and licensing revenue	15,500	162	9,468%
Total revenues	$21,444	$935	2,193%

Total Revenues — Total revenues increased by $20.5 million to $21.4 million in the three months ended March 31, 2022, as compared to $0.9 million in the three months ended March 31, 2021, primarily due to $15.5 million licensing revenue from Santen recognized during the 2022 period and further attributable to a $5.1 million year over year increase in net product sales of Upneeq.

Net Product Sales — Net product sales, relating entirely to sales of Upneeq, increased by $5.1 million to $5.9 million in the 2022 period, as compared to $0.8 million in the 2021 period. The increase in net product sales was primarily attributable to a year over year increase in sales volume reflecting expanded commercialization into eyecare markets and, effective February 2022, the medical aesthetics market.

Royalty and Licensing Revenue — Licensing revenue increased by $15.3 million during the 2022 period, primarily due to $15.5 million recognized under our license agreement with Santen. Refer to Note 5, “Revenues” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our License Agreement with Santen.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Royalty expense	$718	$59	1,117%
Depreciation expense	14	16	(13)%
Other costs of goods sold	1,412	604	134%
Total costs of goods sold	$2,144	$679	216%

Total cost of goods sold increased $1.4 million in the three months ended March 31, 2022 to $2.1 million, as compared to $0.7 million in the three months ended March 31, 2021. The year over year increase in cost of goods sold was primarily driven by $0.8 million in higher product costs for Upneeq due to, higher sales volume, and by $0.6 million relating to increased royalties and contingent milestone payments due under an intellectual property license agreement, each attributable to sales of Upneeq.

Gross profit percentage increased to 90% for the three months ended March 31, 2022 compared to 27% in the 2021 period, largely due to unique licensing revenue from Santen recognized during the 2022 period. Excluding licensing revenues, gross profit percentage from net product sales was 64% in the 2022 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.8 million in the three months ended March 31, 2022 to $23.8 million as compared to $17.0 million in the three months ended March 31, 2021. The year over year increase in selling, general and administrative expenses was primarily influenced by $6.8 million in higher compensation and training costs for our expanded salesforce, $0.7 million of higher marketing expenses for Upneeq, and $0.7 million of transactional fees unique to the 2022 period, partially offset by approximately $1.1 million of lower fees for legal and other professional fees.

Selling, general and administrative expenses include non-cash share-based compensation expenses of $1.1 million and $0.9 million in the three months ended March 30, 2022 and 2021, respectively. The year over year increase in share compensation expense reflects new share option awards issued to directors and employees in the 2022 period.

Research and Development Expenses

The following table summarizes our research and development (“R&D”) expenses incurred for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Arbaclofen ER	$52	$384	(86)%
RVL-1201 (Upneeq)	25	197	(87)%
Other research and development	785	1,623	(52)%
Total research and development expenses	$862	$2,204	(61)%

R&D expenses decreased by $1.3 million in the three months ended March 31, 2022 to $0.9 million, as compared to $2.2 million in the three months ended March 31, 2021. The year over year decrease in R&D expenses primarily reflects $0.6 million in lower personnel costs and $0.5 million in lower project spending on arbaclofen ER and Upneeq in the 2022 period.

R&D expenses include non-cash share-based compensation expenses of $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Gain on Sale of Product Rights, Net

On December 2, 2020, we entered into an agreement to settle certain litigation. Under the terms of an agreement, we agreed to convey the global rights to Osmolex ER for $7.5 million. The sale of the global rights to Osmolex ER closed in January 2021 resulting in our recognition of a $5.6 million gain.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount increased by $0.5 million in the three months ended March 31, 2022 to $1.0 million as compared to $0.5 million in the three months ended March 31, 2021. The year over year increase is attributable to our recognition of $0.9 million of amortization expense from the second tranche financial commitment asset, unique to the 2022 period, partially offset by the absence of interest expense in the 2022 period.

Beginning in the fourth quarter of 2021, our recognition of interest expense on our senior secured notes is classified within the separate caption titled “Change in fair value of debt and interest expense” pursuant to our elections related to fair value accounting (see “Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants” section below).

Refer to Note 8, “Financing Arrangements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our indebtedness.

Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants

Changes in the fair value of our senior secured notes and warrants, each issued in October 2021, resulted in losses of $1.0 million and $4.5 million, respectively, in the three months ended March 31, 2022. Changes in the fair value of our senior secured notes includes $1.4 million of related interest expense.

Refer to Note 13, “Financial Instruments and Fair Value Measurements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our recurring fair value measurements.

Other Non-operating Income, Net

Other non-operating income, net was $5.0 million and less than $0.1 million in the three months ended March 31, 2022 and 2021, respectively. Non-operating income in the 2022 period was attributable to our receipt of an aggregate of $5.0 million in cash from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business.

Refer to Note 4, “Discontinued Operations,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Alora contingent milestone payments.

Income Tax Benefit (Expense)

The following table summarizes our income tax benefit from continuing operations and the resultant effective income tax rate for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Loss before income taxes, continuing operations	$(6,896)	$(13,776)
Income tax benefit, continuing operations	(75)	(4)
Effective income tax rate	1.09%	0.03%

The increase in effective income tax rate in the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, is primarily related to our recognition of a benefit relating to a foreign tax refund unique to the 2022 period.

Refer to Note 12, “Income Taxes,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on income taxes.

Discontinued Operations

For the three months ended March 31, 2021 we recognized income from discontinued operations, net of tax of $4.2 million.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings available under our Note Purchase Agreement, dated October 1, 2021, with Athyrium Opportunities IV Acquisition LP, as administrative agent, and Athyrium Opportunities IV Acquisition 2 LP, as the Purchaser. At March 31, 2022, we had cash and cash equivalents of $26.3 million and total debt obligations with aggregate principal amounts of $56.5 million including an aggregate principal amount of $55.0 million of long-term debt, the maturities of which commence in March 2024 and extend through October 2026. Our primary uses of cash are to fund operating expenses, including commercialization costs associated with Upneeq, capital expenditures, and debt service payments.

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

As of March 31, 2022, the interest rate on our Notes was 10.50%.

Going Concern

At March 31, 2022, we had cash and cash equivalents of $26.3 million, an accumulated deficit of $524.4 million, and total long-term debt with aggregate principal maturities of $55.0 million, with such maturities commencing in March 2024 and extending through October 2026. In addition, our primary indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly product sales requirements. For the three months ended March 31, 2022 and 2021, we incurred net losses from continuing operations of $6.8 million and $13.8 million, respectively. For the three months ended March 31, 2022, we used $13.3 million in cash for operating activities.

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

Our management does not believe that current sources of liquidity will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following the date the accompanying unaudited condensed consolidated financial statements are issued without raising additional funding. As a result, there is a substantial doubt as to our ability to operate as a going concern. Our ability to continue as a going concern will require us to obtain additional funding, generate positive cash flow from operations and/or enter into strategic alliances or sell assets.

Our plans to address these conditions include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or is entirely within our control, (i) raise funds through additional sales of ordinary shares, through equity sales agreements with brokers/dealers or other public or private equity financings, (ii) raise funds through borrowings under existing debt facilities and/or convertible debt, and/or (iii) raise non-dilutive funds through product collaborations and/or to partner or sell a portion or all rights to any of our assets.

There can be no assurance that we will receive cash proceeds from any of these potential sources or, to the extent cash proceeds are received, such proceeds would be sufficient to support our current operating plan for at least the next 12 months from the date the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are issued. The sale of additional equity or convertible debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred shares, these securities could provide for rights senior to those of our ordinary shares and could contain covenants that would further restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all.

The accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business, and therefore do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Cash Flows

The following table provides information regarding our cash flows, including our continuing operations and discontinued operations, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Net cash used in operating activities	$(13,276)	$(11,486)	$(1,790)
Net cash provided by investing activities	10	6,881	(6,871)
Net cash used in financing activities	(837)	(236)	(601)
Net decrease in cash and cash equivalents	$(14,103)	$(4,841)	$(9,262)

Net cash from operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash used in operating activities was $13.3 million for the three months ended March 31, 2022, and net cash used in operating activities was $11.5 million for the three months ended March 31, 2021.

The additional cash used in operating activities during the 2022 period, was primarily a result of higher net cash used to fund working capital assets and liabilities partially offset by higher net income after considering non-cash adjustments as compared to the 2021 period.

Net cash from investing activities

Net cash provided by investing activities was less than $0.1 million for the three months ended March 31, 2022 as compared to $6.9 million of cash provided for the three months ended March 31, 2021. The year over year change in investing cash flows is primarily attributable to proceeds of $7.3 million from the sale of Osmolex product rights in January 2021 unique to the 2021 period, partially offset by significantly lower purchases of property, plant and equipment in the 2022 period.

Net cash from financing activities

Net cash used in financing activities was $0.8 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The year over year change in financing cash flows largely reflects the prepayment of insurance financing loans of $0.9 million, unique to the 2022 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to the disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information under the caption entitled “Legal Proceedings” set forth in Note 11, “Commitments and Contingencies,” in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6. Exhibits.

EXHIBIT 10.1	-

Amendment to License Agreement, effective as of March 31, 2022, by and between RVL Pharmaceuticals, Inc. and Santen Pharmaceutical Co. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022, Commission File No. 001-38709)

EXHIBIT 31.1	-

Principal Executive Officer and Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a—14 and 15d—14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	-	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 101.INS	-	Inline XBRL Instance Document.

EXHIBIT 101.SCH	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RVL Pharmaceuticals plc

Dated: May 12, 2022	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer and Principal Financial Officer