Form 10-Q
period 2022-06-30
RVL Pharmaceuticals plc
filed 2022-08-11
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 99,149,955 ordinary shares ($0.01 nominal value per share) outstanding as of August 10, 2022.

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

We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include the following:

●	Due to our dependence on one product, Upneeq, our business could be materially adversely affected if Upneeq does not perform as well as expected.
●	Our business may be adversely affected by the ongoing coronavirus outbreak.
●	Upneeq may fail to achieve market acceptance by clinicians and patients, or others in the medical community, and the market opportunity for Upneeq may be smaller than we estimate.
●	If we are unable to successfully commercialize Upneeq, or develop new products, on a timely or cost effective basis, our operating results will suffer.
●	Our profitability depends on our customers’ willingness to pay the price we charge for Upneeq. If we decide to lower the price we charge for Upneeq our profitability could materially suffer.
●	Our marketing and sales expenditures may not result in the commercial success of Upneeq.
●	There is no certainty that we will be able to get FDA approval of arbaclofen extended release (“ER”) and no certainty that we will be able to realize any value for arbaclofen ER if we decide to license or divest the product.
●	We expend a significant amount of resources on research and development, including milestones on in licensed products, which may not lead to successful product introductions.
●	If we are unable to maintain our sales, marketing and distribution capabilities, or establish additional capabilities if and when necessary, we may not be successful in commercializing Upneeq.
●	We depend to a large extent on third-party suppliers and distributors for Upneeq, including Nephron Pharmaceuticals, and if such suppliers and distributors are unable to supply raw materials for manufacture and deliver Upneeq in a timely manner, or are unable to manufacture Upneeq at a scale sufficient to meet demand, it could have material adverse effect on our business, financial position and results of operations.
●	If Upneeq does not produce the intended effects, our business may suffer.

●	Failures of or delays in clinical trials are common and have many causes, and such failures or delays could result in increased costs to us and could prevent or delay our ability to obtain regulatory approval and commence product sales for new products.
●	The drug regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	We are, and will continue to be in the future, a party to legal proceedings that could result in adverse outcomes.
●	Other factors that are described in Part 1, Item 1A "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2022.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited).

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$27,413	$40,444
Other receivables	1,833	2,133
Inventories, net	528	838
Prepaid expenses and other current assets	9,287	12,901
Financial commitment asset	1,128	3,063
Total current assets	40,189	59,379
Property, plant and equipment, net	713	866
Operating lease assets	871	1,368
Indefinite-lived intangible assets	27,210	27,210
Goodwill	55,847	55,847
Total assets	$124,830	$144,670
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$5,437	$3,777
Accrued liabilities	11,947	13,077
Current portion of debt	607	2,409
Current portion of obligations under finance leases	1	5
Current portion of lease liability	552	839
Income taxes payable - current portion	11	1
Total current liabilities	18,555	20,108
Long-term debt (measured at fair value and representing $55,000 of aggregate unpaid principal)	42,900	43,800
Warrant liability	4,273	3,220
Long-term portion of lease liability	349	592
Income taxes payable - long term portion	68	66
Deferred taxes	174	151
Total liabilities	66,319	67,937
Commitments and contingencies (see Note 11)
Shareholders' equity:
Ordinary shares ($0.01 nominal value, 400,000,000 shares authorized, 83,617,567 and 83,297,567 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	836	833
Preferred shares ($0.01 nominal value, 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value, 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	594,132	591,730
Accumulated deficit	(536,457)	(517,530)
Accumulated other comprehensive income	—	1,700
Total shareholders' equity	58,511	76,733
Total liabilities and shareholders' equity	$124,830	$144,670

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net product sales	$8,448	$1,482	$14,392	$2,255
Royalty revenue	—	28	—	190
Licensing revenue	—	10,000	15,500	10,000
Total revenues	8,448	11,510	29,892	12,445
Cost of goods sold	2,227	709	4,371	1,388
Gross profit	6,221	10,801	25,521	11,057
Selling, general and administrative expenses	20,169	21,047	44,003	37,999
Research and development expenses	1,176	2,052	2,038	4,256
Impairment of intangible assets	—	7,880	—	7,880
Total operating expenses	21,345	30,979	46,041	50,135
Operating loss before gain on sales of product rights, net	(15,124)	(20,178)	(20,520)	(39,078)
Gain on sales of product rights, net	—	—	—	5,636
Operating loss	(15,124)	(20,178)	(20,520)	(33,442)
Interest expense and amortization of debt discount	978	494	1,963	1,015
Change in fair value of debt and interest expense	(740)	—	304	—
Change in fair value of warrants	(3,455)	—	1,053	—
Other non-operating (income) expense, net	(78)	1,202	(5,115)	1,193
Total other non-operating (income) expense	(3,295)	1,696	(1,795)	2,208
Loss before income taxes	(11,829)	(21,874)	(18,725)	(35,650)
Income tax expense, continuing operations	277	94	202	90
Loss from continuing operations	(12,106)	(21,968)	(18,927)	(35,740)
Income from discontinued operations before income taxes	—	4,454	—	9,153
Income tax expense, discontinued operations	—	213	—	752
Income from discontinued operations, net of tax	—	4,241	—	8,401
Net loss	$(12,106)	$(17,727)	$(18,927)	$(27,339)
Change in fair value of debt due to change in credit risk, net of tax	—	—	(1,700)	—
Comprehensive loss	$(12,106)	$(17,727)	$(20,627)	$(27,339)
(Loss) earnings per ordinary share:
Basic and diluted, continuing operations	$(0.14)	$(0.35)	$(0.23)	$(0.57)
Basic and diluted, discontinued operations	—	0.07	—	0.13
Basic and diluted	$(0.14)	$(0.28)	$(0.23)	$(0.44)
Weighted average ordinary shares outstanding:
Basic and diluted	83,580,906	62,767,400	83,535,655	62,723,011

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

					Accumulated
					other
	Ordinary shares		Additional	Accumulated	comprehensive	Total
	Shares	Amount	paid in capital	deficit	income (loss)	shareholders' equity
Balance at January 1, 2021	62,545,832	$625	$548,070	$(452,610)	$(2,229)	$93,856
Share compensation	173,299	2	1,309	—	—	1,311
Net loss	—	—	—	(9,612)	—	(9,612)
Payments for taxes related to the net share settlement of equity awards	—	—	(358)	—	—	(358)
Balance at March 31, 2021	62,719,131	$627	$549,021	$(462,222)	$(2,229)	$85,197
Share compensation	128,931	1	1,232	—	—	1,233
Net loss	—	—	—	(17,727)	—	(17,727)
Payments for taxes related to the net share settlement of equity awards	—	—	(249)	—	—	(249)
Balance at June 30, 2021	62,848,062	$628	$550,004	$(479,949)	$(2,229)	$68,454

Balance at January 1, 2022	83,297,567	$833	$591,730	$(517,530)	$1,700	$76,733
Share compensation	217,844	2	1,326	—	—	1,328
Net loss	—	—	—	(6,821)	—	(6,821)
Payments for taxes related to the net share settlement of equity awards	—	—	(57)	—	—	(57)
Change in credit risk associated with fair value of debt	—	—	—	—	(1,700)	(1,700)
Balance at March 31, 2022	83,515,411	$835	$592,999	$(524,351)	$—	$69,483
Share compensation	102,156	1	1,207	—	—	1,208
Net loss	—	—	—	(12,106)	—	(12,106)
Payments for taxes related to the net share settlement of equity awards	—	—	(74)	—	—	(74)
Balance at June 30, 2022	83,617,567	$836	$594,132	$(536,457)	$—	$58,511

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss from continuing operations	$(18,927)	$(35,740)
Net income from discontinued operations	—	8,401
Net loss	(18,927)	(27,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180	7,914
Share compensation	2,418	2,409
Change in fair value of debt	(2,600)	—
Change in fair value of warrants	1,053	—
Impairment of intangible assets	—	7,880
Deferred income tax benefit	23	267
(Gain) loss on sale of fixed and leased assets	(94)	1,244
Gain on sale of product rights, net	—	(5,636)
Amortization of deferred financing and loan origination fees	1,935	552
Write off of deferred financing and loan origination fees	—	37
Change in operating assets and liabilities:
Other receivables	300	3,875
Inventories, net	310	1,606
Prepaid expenses and other current assets	3,614	(1,004)
Trade accounts payable	1,659	(1,004)
Accrued and other current liabilities	(1,151)	(5,209)
Net cash used in operating activities	(11,280)	(14,408)
Cash Flows from Investing Activities:
Proceeds from product rights disposal	—	7,300
Proceeds from sale of fixed and leased assets	94	25
Purchases of property, plant and equipment	(27)	(1,398)
Net cash provided by investing activities	67	5,927
Cash Flows from Financing Activities:
Payments on finance lease obligations	(4)	(27)
Payments on insurance financing loan	(1,802)	—
Payments for taxes related to net share settlement of share-based awards	(131)	(607)
Proceeds from issuance of ordinary shares under ESPP	119	139
Debt repayments	—	(5,300)
Net cash used in financing activities	(1,818)	(5,795)
Net change in cash and cash equivalents	(13,031)	(14,276)
Cash and cash equivalents, beginning of period	40,444	114,053
Cash and cash equivalents, end of period	$27,413	$99,777

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

On August 27, 2021, the Company closed the divestiture of its portfolio of branded and non-promoted products and its Marietta, Georgia, manufacturing facility (the “Legacy Business”) to certain affiliates of Alora Pharmaceuticals (“Alora”) for $111 million in cash upon closing, subject to certain adjustments, and up to $60 million in additional contingent milestone payments. Pursuant to the agreement the Company retained the rights to Upneeq and to arbaclofen extended release (“ER”) tablets which is under development for the treatment of spasticity in multiple sclerosis.

With the divestiture of the Legacy Business the Company’s commercial operations are conducted by its wholly-owned subsidiaries, RVL Pharmaceuticals, Inc. (“RVL Pharmaceuticals”) and RVL Pharmacy, LLC, (“RVL Pharmacy”). RVL Pharmacy operates pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

Unless otherwise indicated or required by the context, references throughout to “RVL,” or the “Company,” refer to the Company’s continuing operations following the sale of the Legacy Business to Alora.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. In management’s opinion, the interim financial data presented herein includes all adjustments (consisting solely of normal, recurring adjustments) that are necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2022 or any period thereafter. The accompanying condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited consolidated financial statements.

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

Discontinued Operations—Upon divestiture of a business, the Company classifies such business as a discontinued operation, if the divested business represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The results of businesses that have qualified as discontinued operations have been presented as such for all reporting periods. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. Reclassification changes to the accompanying unaudited condensed consolidated statement of cash flows have been made to conform to the current period presentation.

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

Supplemental Cash Flow Disclosures—Supplemental cash flow disclosures are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for:
Interest	$2,931	$5,349
Income taxes	$142	$1,913

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

There are no other recently issued accounting standards that are expected to have a material impact to the Company’s financial position or results of operations upon adoption.

Note 3. Liquidity

At June 30, 2022, the Company had cash and cash equivalents of $27.4 million, an accumulated deficit of $536.5 million, and total long-term debt with aggregate principal maturities of $55.0 million, with such maturities commencing in March 2024 and extending through October 2026 (see Note 8). In addition, the Company’s primary indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly product sales requirements. For the six months ended June 30, 2022 and 2021, the Company incurred net losses from continuing operations of $18.9 million and $35.7 million, respectively. For the six months ended June 30, 2022 and 2021, the Company used $11.3 million and $14.4 million, respectively, in cash for operating activities.

The divestiture of the Legacy Business in 2021 resulted in the loss of substantially all the Company’s revenue generating assets. The Company’s current business plan is focused on the continued launch and commercialization of Upneeq, which has and will continue to diminish the Company’s cash flows in at least the near term. The Company will require additional capital to fund its operating needs, including the expanded commercialization of Upneeq and other activities. The Company expects to continue to incur significant expenditures and sustained operating losses in the future.

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

In August 2022, the Company raised an aggregate of $43.9 million, comprised of $23.9 million in aggregate gross proceeds from the private placement of ordinary shares and, concurrently, $20.0 million from the issuance of second tranche Senior Secured Notes (see Note 16), to enhance liquidity in furtherance of certain of management’s plans as described above.

There can be no assurance that the Company will receive cash proceeds from any of these potential sources or, to the extent cash proceeds are received, such proceeds would be sufficient to support its current operating plan for at least the next 12 months from the date the accompanying unaudited condensed consolidated financial statements are issued. The sale of additional equity or convertible debt securities may result in dilution to the Company’s shareholders. If the Company raises additional funds through the issuance of debt securities or preferred shares, these securities could provide for rights senior to those of its ordinary shares and could contain covenants that would further restrict its operations. Additional funds may not be available when the Company needs them, on terms that are acceptable to it, or at all.

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

Note 4. Discontinued Operations

On August 27, 2021, the Company announced the closing of the divestiture of its Legacy Business to certain affiliates of Alora for $111 million in cash upon closing, subject to certain adjustments, and up to $60 million in additional contingent milestone payments. During the six months ended June 30, 2022, the Company received an aggregate of $5.0 million in cash from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business, such income was recognized and classified within other non-operating income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the results of discontinued operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Total revenues	$23,289	$46,234
Cost of goods sold (inclusive of depreciation and amortization)	12,235	25,045
Selling, general and administrative expenses	2,426	4,396
Research and development expenses	1,744	2,850
Income from operations	6,884	13,943
Interest expense and amortization of debt discount	2,465	4,904
Other non-operating income, net	(35)	(114)
Income from discontinued operations before provision for income taxes	4,454	9,153
Income tax expense	213	752
Income from discontinued operations, net of tax	$4,241	$8,401

The following table presents the significant non-cash items and purchase of property, plant and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended	Six Months Ended
Cash flows from operating activities:	June 30, 2021	June 30, 2021
Depreciation and amortization	$3,274	$6,583
Share compensation	101	204

Cash flows from investing activities:
Purchases of property, plant and equipment	$912	$1,226

Note 5. Revenues

The Company’s performance obligations are to provide its pharmaceutical products based upon purchase orders from customers. The performance obligation is satisfied at a point in time, typically upon delivery, when the customer obtains control of the pharmaceutical product. The Company collects payments in advance from its customers.

The following table presents disaggregated revenues from contracts with customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net product sales - Upneeq	$8,448	$1,482	$14,392	$2,255
Royalty revenue	—	28	—	190
Licensing revenue	—	10,000	15,500	10,000
Total revenues	$8,448	$11,510	$29,892	$12,445

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

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three and six months ended June 30, 2021, the Company received a $10.0 million milestone payment from Santen which was recognized as license revenue as all performance obligations were met.

On March 29, 2022, RVL Pharmaceuticals entered into the First Amendment to License Agreement (the “Amendment”) with Santen, amending the License Agreement. Under the terms of the Amendment, effective March 31, 2022, RVL Pharmaceuticals became entitled to receive an upfront cash payment of $15.5 million, and the remaining developmental and regulatory cash milestone payments, were removed. Pursuant to the terms of the Amendment, new developmental and regulatory cash milestone payments with an aggregate value of up to $1.0 million will be payable to RVL Pharmaceuticals. In addition, the territories were expanded to include additional EMEA countries and Canada, and during the first five years following the effective date of the Amendment, Santen was granted an option to expand the territories to include Russia, subject to additional upfront and milestone payments of $2.0 million and $1.0 million, respectively. Further, under the terms of the Amendment, if RVL Pharmaceuticals desires to enter into an agreement to license certain rights related to the License Agreement to a third party in Russia, then Santen will have a right to exercise an option to expand the territories to include Russia or to match the terms of the agreement with the third party.

During the six months ended June 30, 2022, the Company recognized $15.5 million in license revenue from Santen under the Amendment as all performance obligations were met.

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had deferred revenue of $0.9 million at June 30, 2022 and an immaterial amount at December 31, 2021 (see Note 7).

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company generally does not incur costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs. The Company had no contract assets at June 30, 2022 or December 31, 2021.

The following table presents the various adjustments recognized against gross product sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross product sales	$8,538	$1,483	$14,565	$2,256
Less provisions for:
Chargebacks	(2)	(1)	(3)	(1)
Discounts and allowances	(88)	—	(170)	—
Net product sales	$8,448	$1,482	$14,392	$2,255

Note 6. Other Receivables

Other receivables result primarily from payroll retention credits and other miscellaneous activities.

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7. Accrued Liabilities

The following table presents the components of accrued liabilities (in thousands):

	June 30,	December 31,
	2022	2021
Accrued expenses and other liabilities	$5,313	$7,897
Accrued compensation	4,101	4,504
Accrued royalties	1,079	200
Deferred revenue	931	67
Accrued research and development	523	409
Total accrued liabilities	$11,947	$13,077

Note 8. Financing Arrangements

The following table presents the components of long-term debt and financing obligations (in thousands):

	June 30,	December 31,
	2022	2021
Senior Secured Notes (measured at fair value)	$42,900	$43,800
Note payable — insurance financing	607	2,409
Total debt and financing obligations	43,507	46,209
Less: current portion of debt	(607)	(2,409)
Long-term debt	$42,900	$43,800

The following table presents the aggregation of principal maturities of long-term debt and financing obligations (in thousands):

Year Ending December 31,	Debt Obligations
Remainder of 2022	$607
2023	—
2024	11,000
2025	11,000
2026	33,000
Total future minimum payments	55,607
Less: current portion of debt principal	(607)
Non-current portion of debt principal	$55,000

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

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Senior Secured Notes bear interest at an annual rate of 9.0% plus adjusted three-month LIBOR, with a LIBOR floor of 1.50% and LIBOR cap of 3.00%, payable in cash quarterly in arrears. At June 30, 2022, the interest rate applicable to the Senior Secured Notes was 10.5%. Effective July 1, 2022, the interest rate applicable to the Senior Secured Notes was approximately 11.3%.

In addition, the restrictive covenants in the Note Purchase Agreement require the Company to comply with certain minimum liquidity requirements and minimum quarterly product sales requirements. At any time, the Company is required to maintain unrestricted cash and cash equivalents greater than or equal to $15.0 million, and, as of the end of each fiscal quarter, it is required to maintain consolidated Upneeq net product sales greater than or equal to specified quarterly thresholds (currently at $4.0 million for the quarter ending June 30, 2022, and increasing in $1.0 million increments each quarter thereafter until the quarter ending June 30, 2024, for which quarter and all subsequent quarters the threshold is $12.0 million). At June 30, 2022, the Company was in compliance with all conditions of the Note Purchase Agreement.

During the year ended December 31, 2021, the Company incurred aggregate debt issuance costs of $2.1 million related to the Senior Secured Notes, $1.5 million and $0.6 million of which were recognized as financial commitment assets underlying the first and second tranche notes, respectively.

The Company elected the fair value option of accounting on the Senior Secured Notes upon issuance and, accordingly, a proportionate amount of related debt issuance costs were immediately written off. The Company’s residual financial commitment asset related to the undrawn second tranche notes, is being amortized over the relevant one-year commitment period. During the three and six months ended June 30, 2022, the Company recognized $0.9 million and $1.9 million, respectively, of amortization expense from the second tranche financial commitment asset with such expense being recorded within interest expense and amortization of debt discount in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. At June 30, 2022 and December 31, 2021, the second tranche financial commitment asset had a carrying value of $1.1 million and $3.1 million, respectively, and was recorded within current assets in the accompanying unaudited condensed consolidated balance sheets. If the second tranche notes are drawn within the one-year commitment period, the Company will expense the remaining balance under the fair value option of accounting.

On a recurring basis, changes in fair value of Senior Secured Notes will be presented in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss at each reporting period (see Note 13).

In the six months ended June 30, 2022, the Company obtained waivers from the Purchaser of mandatory repayments of an aggregate of $5.0 million in principal of the Senior Secured Notes as otherwise required under the Note Purchase Agreement, in exchange for a consent fee of $0.2 million, resulting in net retained proceeds of $4.8 million.

In August 2022, the Company entered into an amendment to the Note Purchase Agreement (Note 16).

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

(the “Prior Term Loans”) and that provided for revolving credit commitments up to $50.0 million (the “Prior Revolving

Facility,” and together with the Prior Term Loans, the “Prior Credit Agreement”).

During the three and six months ended June 30, 2021, pursuant to the terms of the Prior Credit Agreement, the Company exercised its right to cure a shortfall in certain financial covenants which resulted in the mandatory prepayment of $5.3 million against the Prior Term Loans. During the three and six months ended June 30, 2021, the Company wrote off an

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

immaterial amount of debt issuance costs relating to such prepayment, with the related expense classified within other non-operating gain or loss in the unaudited condensed consolidated statements of operations and comprehensive loss.

Note 9. Share-Based Compensation

The following table presents the components of share-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share options	$442	$122	$992	$223
Performance stock units	—	228	—	453
Restricted stock units	723	763	1,339	1,492
Employee share purchase plan	44	18	87	37
Total share-based compensation expense	$1,209	$1,131	$2,418	$2,205

At June 30, 2022, aggregate unrecognized share compensation expense related to unvested awards was $5.4 million which is expected to be recognized over a weighted-average remaining service period of 1.59 years.

Note 10. Earnings (Loss) Per Ordinary Share

The following potentially dilutive securities have been excluded from the weighted average ordinary shares outstanding in the computation of diluted earnings (loss) per share because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Performance and restricted stock units	1,057,158	2,149,329	1,057,158	2,149,329
Share options to purchase ordinary shares	5,414,496	2,666,696	5,414,496	2,666,446
Warrants to purchase ordinary shares	16,100,000	—	16,100,000	—
Ordinary shares to be purchased through employee stock purchase plan	271,571	23,322	271,571	23,322

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

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12. Income Taxes

The following table presents the relationship between income tax expense or benefit from continuing operations and income or loss before income taxes from continuing operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss before income taxes, continuing operations	$(11,829)	$(21,874)	$(18,725)	$(35,650)
Income tax expense, continuing operations	277	94	202	90
Effective income tax rate	(2.34)%	(0.43)%	(1.08)%	(0.25)%

Income tax expense or benefit in the quarterly periods is based upon the estimated income or loss for the full year. The composition of the income or loss in different jurisdictions and adjustments, if any, in the applicable quarterly periods influences the periodic expense or benefit.

The relationship between pre-tax income or loss and income tax expense or benefit is greatly affected by the impact of losses for which management cannot claim a tax benefit, non-deductible expenses, and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions. The change in the effective income tax rate in the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021, is primarily related to our recognition of individually minor tax expenses during the respective periods.

Note 13. Financial Instruments and Fair Value Measurements

The Company’s financial instruments subject to fair value measurements include cash and cash equivalents, other receivables, trade accounts payable, accrued liabilities, long-term debt and warrant liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets— Cash and cash equivalents, generally consisting of investments in interest-bearing money market accounts, are measured at fair value on a recurring basis using Level 1 measurements. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy because money market account fair values are known and observable through daily published floating net asset values. The fair value of the Company’s cash and cash equivalents, being the same as their carrying value, were $27.4 million and $40.4 million at June 30, 2022 and December 31, 2021, respectively.

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

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The following tables show financial liabilities subject to fair value measurement on a recurring basis and related information on fair values, valuation techniques and unobservable inputs (dollars in thousands):

	At June 30, 2022

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(42,900)	Income Approach - DCF	Discount rate	21.0%
			Term (in years)	4.3

Warrants	$(4,273)	Black-Scholes Merton	Equity volatility	62.5%
			Term (in years)	2.8

	At December 31, 2021

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(43,800)	Income Approach - DCF	Discount rate	17.9%
			Term (in years)	4.8

Warrants	$(3,220)	Black-Scholes Merton	Equity volatility	65.0%
			Term (in years)	3.3

The following table shows changes in the fair value of financial liabilities subject to Level 3 fair value measurements on a recurring basis (in thousands):

	Senior Secured Notes	Warrants
Balance, At December 31, 2021	$(43,800)	$(3,220)
Cash payments for interest	2,904	-
Fair value adjustments through earnings (inclusive of related accrued interest expense)	(304)	(1,053)
Fair value adjustments through accumulated other comprehensive income or loss	(1,700)	-
Balance, At June 30, 2022	$(42,900)	$(4,273)

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

Assets and Liabilities for Which Fair Value is Only Disclosed

The carrying amounts for other receivables, trade accounts payable, accrued liabilities and the residual amounts of long-term debt not otherwise measured at fair value on a recurring basis approximate their relative fair values due to their short-term nature with relevant inputs considered Level 2 measurements within the fair value hierarchy.

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 14. Restructuring Expenses

In April 2022, as part of an initiative to refine the Company’s go to market strategy, the Company recognized an aggregate of $1.9 million in expenses primarily associated with employee severance benefits that were classified in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

In April 2021, the Company curtailed operations and implemented workforce reductions in its research and development subsidiary in Buenos Aires, Argentina. These restructuring activities were associated with the Company’s plans to reduce expenses and better align business activities with the Company’s then-current corporate strategy. As a result, the Company recognized $4.5 million of restructuring expenses in the three and six months ended June 30, 2021. The restructuring expenses consisted of $3.2 million one-time employee related termination benefits and $1.3 million of asset disposal costs related to leasehold improvements at the Buenos Aires location. Of the $4.5 million of restructuring expenses, $2.0 million were recognized in selling, general and administrative expenses, $1.2 million were recognized in research and development expenses, and $1.3 million of asset disposal costs were recognized in non-operating expenses.

Note 15. Indefinite-Lived Intangible Assets

Subsequent to the divestiture of the Legacy Business in 2021, the Company retained the rights to arbaclofen ER tablets (see Note 1) which is under development for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis for which the Company has completed Phase III clinical trials and for which the Company is exploring opportunities to divest, out-license or otherwise partner with a third party to monetize its net investment (see Note 3).

At June 30, 2022 and December 31, 2021, the Company held indefinite-lived intangible assets for the right to develop and sell arbaclofen ER that had a gross carrying value of $64.0 million, aggregate impairment losses of $36.8 million and a net carrying amount of $27.2 million.

Based on the results of quantitative impairment assessments performed relative to arbaclofen ER, an In-Process Research and Development project-based intangible asset, we recognized an impairment charge of $7.9 million during the three and six months ended June 30, 2021, related to delays in anticipated commercialization of the product candidate, if approved. No such impairments were recognized in the three or six months ended June 30, 2022.

Note 16. Subsequent Events

Debt Financing

On August 4, 2022, (the “Effective Date”), the Company entered into an amendment to the Note Purchase Agreement (the “Amendment”) with, among others, certain purchasers party thereto, including Athyrium Opportunities IV Co-Invest 1 LP (“New Purchaser”) and Athyrium Opportunities IV Acquisition LP, as administrative agent, which Amendment amends the Note Purchase Agreement, dated October 1, 2021 (see Note 8).

The Amendment provides, among other things, for the waiver of the second tranche minimum net product sales target condition and, upon the satisfaction of certain other funding conditions, the issuance of the second tranche notes in an aggregate principal amount equal to $20.0 million, which occurred on August 8, 2022. Furthermore, the New Purchaser committed to purchase certain third tranche notes in an aggregate principal amount of up to $25.0 million at any time after the Effective Date but prior to April 15, 2023, upon the satisfaction of certain conditions, including a minimum net product sales target for Upneeq over a specified period of time.

Under the Amendment, the Company will continue to have the option to voluntarily prepay the Senior Secured Notes upon the satisfaction of certain conditions and with each such prepayment being accompanied by, as applicable, (i) a

RVL PHAMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

make-whole premium, (ii) an exit fee of 2% of the principal amount of the notes prepaid, (iii) certain other fees, indemnities and expenses and (iv) all accrued interest on the principal amount of the notes being so prepaid. Further, the Amendment provides for the reset of the date from which the make-whole premium is applicable with respect to the first tranche notes. Specifically, the make-whole premium start date with respect to the first tranche notes will change from October 12, 2021, to either (A) March 1, 2022, if the third tranche notes are not issued or (B) the date on which the second tranche notes were issued (i.e., August 8, 2022), if the third tranche notes are issued. The make-whole premium with respect to (x) the second tranche notes, will continue to apply from the second tranche notes issuance date (i.e., August 8, 2022) and (y) the third tranche notes, will continue to apply from the third tranche notes issuance date, if issued.

Additionally, the Amendment provides for the replacement of a LIBOR-based interest rate under the existing Note Purchase Agreement with a Term SOFR-based interest rate. After September 30, 2022 with respect to the first tranche notes, and on or after August 8, 2022 with respect to the second tranche notes, such notes will bear interest at a rate per annum equal to 9.0% plus adjusted three-month Term SOFR, with a floor of 1.50% and cap of 3.00%, payable in cash quarterly in arrears. All notes require minimum quarterly amortization payments beginning on March 31, 2024 and will mature five years following the date of issuance of the first tranche notes (i.e., October 12, 2026).

Equity Financing

As a condition to the effectiveness of the Amendment, on August 4, 2022, the Company entered into a series of share subscription agreements (collectively, the “Share Subscription Agreements”) with Athyrium Opportunities IV Co-Invest 2 LP (“Athyrium”), Avista Healthcare Partners, L.P. (“Avista”), Brian Markison, Chief Executive Officer, and James Schaub, Executive Vice President and Chief Operating Officer, (together, the “Equity Purchasers”) pursuant to which the Company sold and issued to the Equity Purchasers, in a private placement (the “Private Placement”), an aggregate of 15,451,612 ordinary shares of the Company, nominal value $0.01 per share (the “Ordinary Shares”), at a purchase price of $1.55 per Ordinary Share, the closing market trading price on August 4, 2022.

Pursuant to the Share Subscription Agreements, the closing of the Private Placement occurred on August 8, 2022. The Company issued and allotted (i) 6,451,612 Ordinary Shares to Athyrium; (ii) 8,000,000 Ordinary Shares to Avista; (iii) 850,000 Ordinary Shares to Brian Markison; and (iv) 150,000 Ordinary Shares to James Schaub, for aggregate gross proceeds to the Company of approximately $23.9 million, before deducting offering expenses payable by the Company. The Share Subscription Agreements also provide the Equity Purchasers with certain registration rights.

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

On August 27, 2021, we announced the closing of the divestiture of our portfolio of branded and non-promoted products and our Marietta, Georgia, manufacturing facility (the “Legacy Business”) to certain affiliates of Alora Pharmaceuticals (“Alora”) for $111 million in cash upon closing, subject to certain adjustments, and up to $60 million in additional contingent milestone payments (the “Transaction”). Pursuant to the Transaction, we retained the rights to Upneeq and to arbaclofen extended release (“ER”) tablets. As a result, our business is now primarily focused on the commercialization and development of Upneeq. Following the Transaction, on January 17, 2022 we formally changed our name to RVL Pharmaceuticals plc.

With the divestiture of the Legacy Business, our commercial operations are conducted by our wholly-owned subsidiaries, RVL Pharmaceuticals, Inc. and RVL Pharmacy, LLC (“RVL Pharmacy”). RVL Pharmacy operates pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

Arbaclofen ER is under development for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis for which we have completed Phase III clinical trials and for which we are exploring opportunities to divest, out-license or otherwise partner with a third party to monetize our net investment.

Business Update Regarding COVID-19

The COVID-19 pandemic has adversely affected global economies, financial markets and the overall environment in which we do business as further described in Part II, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

Financial Operations Overview

The following table presents revenues and expenses for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Net product sales	$8,448	$1,482	470%
Royalty revenue	—	28	(100)%
Licensing revenue	—	10,000	(100)%
Total revenues	8,448	11,510	(27)%
Cost of goods sold	2,227	709	214%
Gross profit	6,221	10,801	(42)%
Gross profit percentage	74%	94%
Selling, general and administrative expenses	20,169	21,047	(3)%
Research and development expenses	1,176	2,052	(43)%
Impairment of intangible assets	—	7,880	(100)%
Total operating expenses	21,345	30,979	(30)%
Operating loss	(15,124)	(20,178)	(24)%
Interest expense and amortization of debt discount	978	494	98%
Change in fair value of debt and interest expense	(740)	—	NM %
Change in fair value of warrants	(3,455)	—	NM %
Other non-operating (income) expense, net	(78)	1,202	(107)%
Total other non-operating (income) expense	(3,295)	1,696	(294)%
Loss before income taxes	(11,829)	(21,874)	(45)%
Income tax expense, continuing operations	277	94	198%
Loss from continuing operations	(12,106)	(21,968)	(44)%
Income from discontinued operations before income taxes	—	4,454	(100)%
Income tax expense, discontinued operations	—	213	(100)%
Income from discontinued operations, net of tax	—	4,241	(100)%
Net loss	$(12,106)	$(17,727)	(30)%

NM-Not Meaningful

Revenue

The following table presents total revenues for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Net product sales - Upneeq	$8,448	$1,482	470%
Royalty revenue	—	28	(100)%
Licensing revenue	—	10,000	(100)%
Total revenues	$8,448	$11,510	(27)%

Total Revenues — Total revenues decreased by $3.1 million to $8.4 million in the three months ended June 30, 2022, as compared to $11.5 million in the three months ended June 30, 2021, primarily due to the absence of licensing revenue from Santen during the 2022 period, partially offset by a $6.9 million year over year increase in net product sales of Upneeq.

Net Product Sales — Net product sales, relating entirely to sales of Upneeq, increased by $6.9 million to $8.4 million in the 2022 period, as compared to $1.5 million in the 2021 period. The increase in net product sales was primarily attributable to a year over year increase in sales volume reflecting expanded commercialization into eyecare markets and, effective February 2022, the medical aesthetics market.

Royalty and Licensing Revenue — Royalty and licensing revenue decreased by $10.0 million during the 2022 period, due to $10.0 million recognized under our license agreement with Santen, relating to our achievement of a regulatory milestone in the 2021 period. Refer to Note 5, “Revenues” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our License Agreement with Santen.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Royalty expense	$751	$84	794%
Depreciation expense	14	13	8%
Other costs of goods sold	1,462	612	139%
Total costs of goods sold	$2,227	$709	214%

Total cost of goods sold increased $1.5 million in the three months ended June 30, 2022 to $2.2 million, as compared to $0.7 million in the three months ended June 30, 2021. The year over year increase in cost of goods sold was primarily driven by $0.9 million in higher product costs for Upneeq due to higher sales volume and by $0.7 million relating to increased royalties and contingent milestone payments due under an intellectual property license agreement, each attributable to sales of Upneeq.

Gross profit percentage decreased to 74% in the three months ended June 30, 2022, as compared to 94% in the 2021 period, largely due to an absence of licensing revenue from Santen during the 2022 period. Excluding licensing revenues, gross profit percentage from net product sales was 52% in the 2021 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.8 million in the three months ended June 30, 2022 to $20.2 million, as compared to $21.0 million in the three months ended June 30, 2021. The year over year decrease in selling, general and administrative expenses was primarily driven by approximately $1.1 million in lower legal and other professional fees and $0.6 million in lower marketing expenses for Upneeq partially offset by $1.0 million in higher net compensation and training costs relating to our expanded salesforce.

Selling, general and administrative expenses include various restructuring related expenditures, including severance, of $1.9 million and $2.0 million in the three months ended June 30, 2022 and 2021, respectively, and non-cash share-based compensation expenses of $1.0 million and $0.9 million in the three months ended June 30, 2022 and 2021, respectively. Refer to Notes 14, “Restructuring Expenses,” and 9, “Share-Based Compensation,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expenses

The following table summarizes our research and development (“R&D”) expenses incurred for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Arbaclofen ER	$86	$221	(61)%
RVL-1201 (Upneeq)	183	397	(54)%
Other research and development	907	1,434	(37)%
Total research and development expenses	$1,176	$2,052	(43)%

R&D expenses decreased by $0.9 million in the three months ended June 30, 2022 to $1.2 million, as compared to $2.1 million in the three months ended June 30, 2021. The year over year decrease in R&D expenses primarily reflects $1.2 million in restructuring expenses unique to the 2021 period.

R&D expenses include non-cash share-based compensation expenses of $0.2 million in each of the three months ended June 30, 2022 and 2021.

Impairment of Intangible Assets

Based on the results of quantitative impairment assessments performed relative to arbaclofen ER, an In-Process Research and Development project-based intangible asset, we recognized impairment charges of $7.9 million in the three months ended June 30, 2021, related to delays in anticipated commercialization of the product candidate, if approved. No such impairments were recognized in the three months ended June 30, 2022.

Refer to Note 15, “Indefinite-Lived Intangible Assets,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our prior year impairment.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount increased by $0.5 million in the three months ended June 30, 2022 to $1.0 million, as compared to $0.5 million in the three months ended June 30, 2021. The year over year increase is attributable to our recognition of $0.9 million of amortization expense from the second tranche financial commitment asset, unique to the 2022 period, partially offset by the absence of interest expense in the 2022 period.

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

Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants

Changes in the fair value of our Senior Secured Notes and warrants, each issued in October 2021, resulted in gains of $0.7 million and $3.5 million, respectively, in the three months ended June 30, 2022. Changes in the fair value of our Senior Secured Notes includes $1.4 million of related interest expense.

Refer to Note 13, “Financial Instruments and Fair Value Measurements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our recurring fair value measurements.

Other Non-operating (Income) Expense, Net

Other non-operating (income) expense, net was less than $0.1 million of income and $1.2 million of expense in the three months ended June 30, 2022 and 2021, respectively. Non-operating expense in the 2021 period was primarily attributable to $1.3 million of asset disposal costs recognized under a restructuring program.

Refer to Note 14, “Restructuring Expenses,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Income Tax Expense

The following table summarizes our income tax expense from continuing operations and the resultant effective income tax rate for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Loss before income taxes, continuing operations	$(11,829)	$(21,874)
Income tax expense, continuing operations	277	94
Effective income tax rate	(2.34)%	(0.43)%

The change in the effective income tax rate in the three months ended June 30, 2022 when compared to the three months ended June 30, 2021, is primarily related to our recognition of individually minor tax expense during the respective periods.

Refer to Note 12, “Income Taxes,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on income taxes.

Discontinued Operations

For the three months ended June 30, 2021 we recognized income from discontinued operations, net of tax of $4.2 million.

Comparison of Six Months Ended June 30, 2022 and 2021

Financial Operations Overview

The following table presents revenues and expenses for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	% Change
Net product sales	$14,392	$2,255	538%
Royalty revenue	—	190	(100)%
Licensing revenue	15,500	10,000	55%
Total revenues	29,892	12,445	140%
Cost of goods sold	4,371	1,388	215%
Gross profit	25,521	11,057	131%
Gross profit percentage	85%	89%
Selling, general and administrative expenses	44,003	37,999	17%
Research and development expenses	2,038	4,256	(52)%
Impairment of intangible assets	—	7,880	(100)%
Total operating expenses	46,041	50,135	(8)%
Gain on sales of product rights, net	—	5,636	(1)%
Operating loss	(20,520)	(33,442)	(38)%
Interest expense and amortization of debt discount	1,963	1,015	93%
Change in fair value of debt and interest expense	304	—	NM %
Change in fair value of warrants	1,053	—	NM %
Other non-operating (income) expense, net	(5,115)	1,193	(529)%
Total other non-operating (income) expense	(1,795)	2,208	(181)%
Loss before income taxes	(18,725)	(35,650)	(47)%
Income tax expense, continuing operations	202	90	128%
Loss from continuing operations	(18,927)	(35,740)	(46)%
Income from discontinued operations before income taxes	—	9,153	(100)%
Income tax expense, discontinued operations	—	752	(100)%
Income from discontinued operations, net of tax	—	8,401	(100)%
Net loss	$(18,927)	$(27,339)	(30)%

NM-Not Meaningful

Revenue

The following table presents total revenues for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	% Change
Net product sales - Upneeq	$14,392	$2,255	538%
Royalty revenue	—	190	(100)%
Licensing revenue	15,500	10,000	55%
Total revenues	$29,892	$12,445	140%

Total Revenues — Total revenues increased by $17.5 million to $29.9 million in the six months ended June 30, 2022, as compared to $12.4 million in the six months ended June 30, 2021, primarily due to a $5.5 million increase in licensing revenue from Santen and further attributable to a $12.1 million year over year increase in net product sales of Upneeq.

Net Product Sales — Net product sales, relating entirely to sales of Upneeq, increased by $12.1 million to $14.4 million in the 2022 period, as compared to $2.3 million in the 2021 period. The increase in net product sales was primarily attributable to a year over year increase in sales volume reflecting expanded commercialization into eyecare markets and, effective February 2022, the medical aesthetics market.

Royalty and Licensing Revenue — Royalty and licensing revenue increased by $5.3 million during the 2022 period, primarily due to changes in milestone revenues recognized under our license agreement with Santen. Refer to Note 5, “Revenues” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our License Agreement with Santen.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	% Change
Royalty expense	$1,469	$143	927%
Depreciation expense	28	29	(3)%
Other costs of goods sold	2,874	1,216	136%
Total costs of goods sold	$4,371	$1,388	215%

Total cost of goods sold increased $3.0 million in the six months ended June 30, 2022 to $4.4 million, as compared to $1.4 million in the six months ended June 30, 2021. The year over year increase in cost of goods sold was primarily driven by $1.7 million in higher product costs for Upneeq due to higher sales volume and by $1.3 million relating to increased royalties and contingent milestone payments due under an intellectual property license agreement, each attributable to sales of Upneeq.

Gross profit percentage decreased to 85% in the six months ended June 30, 2022, as compared to 89% in the 2021 period, largely due to licensing revenue from Santen recognized during each period. Excluding licensing revenues, gross profit percentage from net product sales was 70% and 38% in the 2022 and 2021 periods, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.0 million in the six months ended June 30, 2022 to $44.0 million, as compared to $38.0 million in the six months ended June 30, 2021. The year over year increase in selling, general and administrative expenses was primarily influenced by $7.8 million in higher net compensation and training costs primarily for our expanded salesforce and $0.7 million in transactional fees unique to the 2022 period, partially offset by approximately $2.2 million in lower legal and other professional fees and $0.7 million in lower restructuring related expenditures.

Selling, general and administrative expenses include various restructuring-related expenditures, including severance, of $1.9 million and $2.7 million in the six months ended June 30, 2022 and 2021, respectively, and non-cash share-based compensation expenses of $2.1 million and $1.9 million in the six months ended June 30, 2022 and 2021, respectively. Refer to Notes 14, “Restructuring Expenses,” and 9, “Share-Based Compensation,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expenses

The following table summarizes our R&D expenses incurred for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	% Change
Arbaclofen ER	$138	$605	(77)%
RVL-1201 (Upneeq)	208	594	(65)%
Other research and development	1,692	3,057	(45)%
Total research and development expenses	$2,038	$4,256	(52)%

R&D expenses decreased by $2.3 million in the six months ended June 30, 2022 to $2.0 million, as compared to $4.3 million in the six months ended June 30, 2021. The year over year decrease in R&D expenses primarily reflects $1.0 million in lower personnel costs, $0.8 million in lower project spending and $1.2 million in restructuring expenses unique to the 2021 period.

R&D expenses include non-cash share-based compensation expenses of $0.3 million in each of the six months ended June 30, 2022 and 2021.

Impairment of Intangible Assets

Based on the results of quantitative impairment assessments performed relative to arbaclofen ER, an In-Process Research and Development project-based intangible asset, we recognized impairment charges of $7.9 million in the six months ended June 30, 2021, related to delays in anticipated commercialization of the product candidate, if approved. No such impairments were recognized in the six months ended June 30, 2022.

Refer to Note 15, “Indefinite-Lived Intangible Assets,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our prior year impairment.

Gain on Sale of Product Rights, Net

On December 2, 2020, we entered into an agreement to settle certain litigation. Under the terms of the agreement, we agreed to convey the global rights to Osmolex ER for $7.5 million. The sale of the global rights to Osmolex ER closed in January 2021 resulting in our recognition of a $5.6 million gain.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount increased by $1.0 million in the six months ended June 30, 2022 to $2.0 million as compared to $1.0 million in the six months ended June 30, 2021. The year over year increase is attributable to our recognition of $1.9 million of amortization expense from the second tranche financial commitment asset, unique to the 2022 period, partially offset by the absence of interest expense in the 2022 period.

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

Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants

Changes in the fair value of our Senior Secured Notes and warrants, each issued in October 2021, resulted in losses of $0.3 million and $1.1 million, respectively, in the six months ended June 30, 2022. Changes in the fair value of our Senior Secured Notes includes $2.9 million of related interest expense.

Refer to Note 13, “Financial Instruments and Fair Value Measurements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our recurring fair value measurements.

Other Non-operating (Income) Expense, Net

Other non-operating (income) expense, net was $5.1 million of income and $1.2 million of expense in the six months ended June 30, 2022 and 2021, respectively. Non-operating income in the 2022 period was primarily attributable to our receipt of an aggregate of $5.0 million in cash from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business. Non-operating expense in the 2021 period was primarily attributable to $1.3 million of asset disposal costs recognized under a restructuring program.

Refer to Note 4, “Discontinued Operations,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Alora contingent milestone payments.

Income Tax Expense

The following table summarizes our income tax expense from continuing operations and the resultant effective income tax rate for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Loss before income taxes, continuing operations	$(18,725)	$(35,650)
Income tax expense, continuing operations	202	90
Effective income tax rate	(1.08)%	(0.25)%

The change in effective income tax rate in the six months ended June 30, 2022 when compared to the six months ended June 30, 2021, is primarily related to our recognition of individually tax expenses items during the respective periods.

Refer to Note 12, “Income Taxes,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on income taxes.

Discontinued Operations

For the six months ended June 30, 2021 we recognized income from discontinued operations, net of tax of $8.4 million.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings available under our Note Purchase Agreement, dated October 1, 2021, with Athyrium Opportunities IV Acquisition LP, as administrative agent, and Athyrium Opportunities IV Acquisition 2 LP, as the Purchaser. At June 30, 2022, we had cash and cash equivalents of $27.4 million and total debt obligations with aggregate principal amounts of $55.6 million including an aggregate principal amount of $55.0 million of long-term debt, the maturities of which commence in March 2024 and extend through October 2026. Our primary uses of cash are to fund operating expenses, including commercialization costs associated with Upneeq, capital expenditures, and debt service payments.

The Note Purchase Agreement provides for the issuance of the notes to the Purchaser in an aggregate principal amount of up to $100.0 million in three separate tranches. The first tranche of notes was issued in an aggregate principle amount equal to $55.0 million on October 12, 2021. At any time after October 12, 2021 but prior to the first anniversary thereof, upon the satisfaction of certain conditions, including a minimum liquidity requirement and minimum net product sales target for Upneeq, we may request the issuance of the second tranche notes in an aggregate principal amount of up to $20.0 million. At any time after October 12, 2021 but prior to the second anniversary thereof, we may request the issuance of the third tranche notes in an aggregate principal amount of up to $25.0 million, which shall be funded in the sole discretion of the Purchaser. The minimum net product sales target for Upneeq is $4.0 million for the quarter ending June 30, 2022, and increasing in $1.0 million increments each quarter thereafter until the quarter ending June 30, 2024, for which quarter and all subsequent quarters the threshold is $12.0 million. The minimum liquidity requirement under the Note Purchase Agreement requires us to maintain, at any time, unrestricted cash and cash equivalents greater than or equal to $15.0 million.

As of June 30, 2022, the interest rate on our Senior Secured Notes was 10.5%.

Going Concern

At June 30, 2022, we had cash and cash equivalents of $27.4 million, an accumulated deficit of $536.5 million, and total long-term debt with aggregate principal maturities of $55.0 million, with such maturities commencing in March 2024 and extending through October 2026. In addition, our primary indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly product sales requirements. For the six months ended June 30, 2022 and 2021, we incurred net losses from continuing operations of $18.9 million and $35.7 million, respectively. For the six months ended June 30, 2022 and 2021, we used $11.3 million and $14.4 million, respectively, in cash for operating activities.

The divestiture of the Legacy Business in 2021 resulted in the loss of substantially all of our revenue generating assets. Our current business plan is focused on the continued launch and commercialization of Upneeq, which has and will continue to diminish our cash flows in at least the near term. We will require additional capital to fund our operating needs, including the expanded commercialization of Upneeq and other activities. We expect to continue to incur significant expenditures and sustained operating losses in the future.

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

In August 2022, we raised an aggregate of $43.9 million, comprised of $23.9 million in aggregate gross proceeds from the private placement of ordinary shares and, concurrently, $20.0 million from the issuance of second tranche senior secured notes, to enhance liquidity in furtherance of certain of our plans as described above. Refer to Note 16, “Subsequent Events,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our most recent financing arrangements.

There can be no assurance that we will receive cash proceeds from any of these potential sources or, to the extent cash proceeds are received, such proceeds would be sufficient to support our current operating plan for at least the next 12 months from the date the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are issued. The sale of additional equity or convertible debt securities may result in dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred shares, these securities could provide for rights senior to those of our ordinary shares and could contain covenants that would further restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all.

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

Cash Flows

The following table provides information regarding our cash flows, including our continuing operations and discontinued operations, for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Net cash used in operating activities	$(11,280)	$(14,408)	$3,128
Net cash provided by investing activities	67	5,927	(5,860)
Net cash used in financing activities	(1,818)	(5,795)	3,977
Net decrease in cash and cash equivalents	$(13,031)	$(14,276)	$1,245

Net cash from operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash used in operating activities was $11.3 million in the six months ended June 30, 2022, and net cash used in operating activities was $14.4 million for the six months ended June 30, 2021.

The overall lower cash used in operating activities during the 2022 period, was primarily a result of a favorable change in net cash used to fund working capital assets and liabilities partially offset by lower net income after considering non-cash adjustments as compared to the 2021 period.

Net cash from investing activities

Net cash provided by investing activities was less than $0.1 million and $5.9 million in the six months ended June 30, 2022 and 2021, respectively. The year over year change in investing cash flows is primarily attributable to proceeds of $7.3 million from the sale of Osmolex product rights in January 2021 unique to the 2021 period, partially offset by significantly lower purchases of property, plant and equipment in the 2022 period.

Net cash from financing activities

Net cash used in financing activities was $1.8 million and $5.8 million in the six months ended June 30, 2022 and 2021, respectively. The year over year change in financing cash flows largely reflects the prepayment of $5.3 million of term loans under a prior credit agreement unique to the 2021 period, partially offset by new payments made under an insurance financing arrangement unique to the 2022 period. Refer to Note 8, “Financing Arrangements,” of our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our indebtedness.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to the disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

EXHIBIT 10.1

First Amendment to Note Purchase Agreement, dated August 4, 2022, by and among Osmotica Pharmaceutical Corp., the Guarantors party thereto, the Purchasers party thereto and Athyrium Opportunities IV Acquisition LP, as the Administrative Agent

EXHIBIT 10.2		Share Subscription Agreement, dated August 4, 2022, by and between RVL Pharmaceuticals plc and Avista Healthcare Partners, L.P.

EXHIBIT 10.3		Share Subscription Agreement, dated August 4, 2022, by and between RVL Pharmaceuticals plc and Athyrium Opportunities IV Co-Invest 2 LP

EXHIBIT 10.4		Share Subscription Agreement, dated August 4, 2022, by and between RVL Pharmaceuticals plc and Brian Markison

EXHIBIT 10.5		Share Subscription Agreement, dated August 4, 2022, by and between RVL Pharmaceuticals plc and James Schaub

EXHIBIT 31.1	-

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

RVL Pharmaceuticals plc

Dated: August 11, 2022	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer and Principal Financial Officer