Form 10-Q
period 2022-09-30
RVL Pharmaceuticals plc
filed 2022-11-10
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 99,153,744 ordinary shares ($0.01 nominal value per share) outstanding as of November 09, 2022.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited).

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$59,752	$40,444
Accounts receivable and other receivables	3,280	2,133
Inventories, net	621	838
Prepaid expenses and other current assets	7,261	12,901
Financial commitment asset	—	3,063
Total current assets	70,914	59,379
Property, plant and equipment, net	676	866
Operating lease assets	708	1,368
Indefinite-lived intangible assets	27,210	27,210
Goodwill	55,847	55,847
Total assets	$155,355	$144,670
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$7,003	$3,777
Accrued liabilities	13,949	13,077
Current portion of debt	—	2,409
Current portion of obligations under finance leases	10	5
Current portion of lease liability	510	839
Income taxes payable - current portion	12	1
Total current liabilities	21,484	20,108
Long-term debt (measured at fair value and representing $75,000 and $55,000 of aggregate unpaid principal at September 30, 2022 and December 31, 2021, respectively)	55,900	43,800
Warrant liability	8,926	3,220
Long-term portion of obligations under finance leases	20	—
Long-term portion of lease liability	220	592
Income taxes payable - long term portion	70	66
Deferred taxes	189	151
Total liabilities	86,809	67,937
Commitments and contingencies (see Note 12)
Shareholders' equity:
Ordinary shares ($0.01 nominal value, 400,000,000 shares authorized, 99,151,706 and 83,297,567 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	992	833
Preferred shares ($0.01 nominal value, 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value, 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	618,457	591,730
Accumulated deficit	(550,903)	(517,530)
Accumulated other comprehensive income	—	1,700
Total shareholders' equity	68,546	76,733
Total liabilities and shareholders' equity	$155,355	$144,670

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net product sales	$10,022	$2,196	$24,414	$4,451
Royalty revenue	—	—	—	190
Licensing revenue	—	—	15,500	10,000
Total revenues	10,022	2,196	39,914	14,641
Cost of goods sold	2,525	1,147	6,896	2,535
Gross profit	7,497	1,049	33,018	12,106
Selling, general and administrative expenses	20,375	24,841	64,378	63,769
Research and development expenses	1,044	1,376	3,082	5,789
Impairment of intangible assets	—	—	—	7,880
Total operating expenses	21,419	26,217	67,460	77,438
Operating loss before gain on sales of product rights, net	(13,922)	(25,168)	(34,442)	(65,332)
Gain on sales of product rights, net	—	—	—	5,636
Operating loss	(13,922)	(25,168)	(34,442)	(59,696)
Interest expense and amortization of debt discount	1,132	735	3,095	1,750
Change in fair value of debt and interest expense	(5,061)	—	(4,757)	—
Change in fair value of warrants	4,653	—	5,706	—
Other non-operating (income) expense, net	(263)	120	(5,378)	1,312
Total other non-operating expense (income)	461	855	(1,334)	3,062
Loss before income taxes	(14,383)	(26,023)	(33,108)	(62,758)
Income tax expense, continuing operations	63	324	265	415
Loss from continuing operations	(14,446)	(26,347)	(33,373)	(63,173)
Gain on sales of discontinued operations	—	4,373	—	4,373
Income from discontinued operations before income taxes	—	3,983	—	14,219
Income tax (benefit) expense, discontinued operations	—	(132)	—	617
Income from discontinued operations, net of tax	—	8,488	—	17,975
Net loss	$(14,446)	$(17,859)	$(33,373)	$(45,198)
Change in fair value of debt due to change in credit risk, net of tax	—	—	(1,700)	—
Comprehensive loss	$(14,446)	$(17,859)	$(35,073)	$(45,198)
(Loss) earnings per ordinary share:
Basic and diluted, continuing operations	$(0.16)	$(0.42)	$(0.39)	$(1.01)
Basic and diluted, discontinued operations	—	0.13	—	0.29
Basic and diluted	$(0.16)	$(0.28)	$(0.39)	$(0.72)
Weighted average ordinary shares outstanding:
Basic and diluted	92,756,483	62,945,898	86,643,040	62,798,123

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

					Accumulated
					other
	Ordinary shares		Additional	Accumulated	comprehensive	Total
	Shares	Amount	paid in capital	deficit	income (loss)	shareholders' equity
Balance at January 1, 2021	62,545,832	$625	$548,070	$(452,610)	$(2,229)	$93,856
Share compensation	173,299	2	1,309	—	—	1,311
Net loss	—	—	—	(9,612)	—	(9,612)
Payments for taxes related to the net share settlement of equity awards	—	—	(358)	—	—	(358)
Balance at March 31, 2021	62,719,131	$627	$549,021	$(462,222)	$(2,229)	$85,197
Share compensation	128,931	1	1,232	—	—	1,233
Net loss	—	—	—	(17,727)	—	(17,727)
Payments for taxes related to the net share settlement of equity awards	—	—	(249)	—	—	(249)
Balance at June 30, 2021	62,848,062	$628	$550,004	$(479,949)	$(2,229)	$68,454
Share compensation	133,064	2	4,277	—	—	4,279
Net loss	—	—	—	(17,859)	—	(17,859)
Payments for taxes related to the net share settlement of equity awards	—	—	(160)	—	—	(160)
Proceeds from issuance of ordinary shares, net of offering costs	146,162	1	35	—	—	36
Balance at September 30, 2021	63,127,288	$631	$554,156	$(497,808)	$(2,229)	$54,750

Balance at January 1, 2022	83,297,567	$833	$591,730	$(517,530)	$1,700	$76,733
Share compensation	217,844	2	1,326	—	—	1,328
Net loss	—	—	—	(6,821)	—	(6,821)
Payments for taxes related to the net share settlement of equity awards	—	—	(57)	—	—	(57)
Change in credit risk associated with fair value of debt	—	—	—	—	(1,700)	(1,700)
Balance at March 31, 2022	83,515,411	$835	$592,999	$(524,351)	$—	$69,483
Share compensation	102,156	1	1,207	—	—	1,208
Net loss	—	—	—	(12,106)	—	(12,106)
Payments for taxes related to the net share settlement of equity awards	—	—	(74)	—	—	(74)
Balance at June 30, 2022	83,617,567	$836	$594,132	$(536,457)	$—	$58,511
Share compensation	82,527	1	830	—	—	831
Net loss	—	—	—	(14,446)	—	(14,446)
Payments for taxes related to the net share settlement of equity awards	—	—	(5)	—	—	(5)
Proceeds from issuance of ordinary shares, net of offering costs	15,451,612	155	23,500	—	—	23,655
Balance at September 30, 2022	99,151,706	$992	$618,457	$(550,903)	$—	$68,546

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss from continuing operations	$(33,373)	$(63,173)
Net income from discontinued operations	—	17,975
Net loss	(33,373)	(45,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275	8,068
Share compensation	3,176	6,592
Change in fair value of debt	(9,600)	—
Change in fair value of warrants	5,706	—
Impairment of intangible assets	—	7,880
Deferred income tax expense (benefit)	38	(180)
(Gain) loss on sale of fixed and leased assets	(350)	1,229
Gain on sales of product rights, net	—	(5,636)
Gain on sales of discontinued operations	—	(4,373)
Amortization of deferred financing and loan origination fees	3,063	746
Write off of deferred financing and loan origination fees	—	1,387
Financing fees recognized in earnings associated with debt	914	—
Change in operating assets and liabilities:
Accounts receivable and other receivables	(1,147)	4,643
Inventories, net	217	2,256
Prepaid expenses and other current and non-current assets	5,640	(3,919)
Trade accounts payable	3,226	515
Accrued and other current liabilities	838	(4,347)
Net cash used in operating activities	(21,377)	(30,337)
Cash Flows from Investing Activities:
Proceeds from product rights disposal	—	7,300
Proceeds from discontinued operations	—	110,845
Proceeds from sale of fixed and leased assets	350	40
Purchases of property, plant and equipment	(52)	(1,657)
Net cash provided by investing activities	298	116,528
Cash Flows from Financing Activities:
Payments on finance lease obligations	(6)	(35)
Payments on insurance financing loan	(2,409)	—
Payments for taxes related to net share settlement of share-based awards	(134)	(767)
Proceeds from public offering, net of issuance costs	—	36
Proceeds from issuance of debt, net of issuance costs	19,090	—
Proceeds from issuance of ordinary shares, net of issuance costs	23,655	—
Proceeds from issuance of ordinary shares under ESPP	191	234
Debt repayments	—	(191,360)
Net cash provided by (used in) financing activities	40,387	(191,892)
Net change in cash and cash equivalents	19,308	(105,701)
Cash and cash equivalents, beginning of period	40,444	114,053
Cash and cash equivalents, end of period	$59,752	$8,352

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. In management’s opinion, the interim financial data presented herein includes all adjustments (consisting solely of normal, recurring adjustments) that are necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2022 or any period thereafter. The accompanying condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited consolidated financial statements.

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

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported throughout the financial statements. Actual results could differ materially from those estimates.

Supplemental Cash Flow Disclosures—Supplemental cash flow disclosures are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for:
Interest	$4,874	$7,166
Income taxes	$153	$2,060

The Company received $3.1 million in tax refunds during the nine months ended September 30, 2022 related to income taxes paid in prior periods.

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

Note 3. Liquidity

At September 30, 2022, the Company had cash and cash equivalents of $59.8 million, an accumulated deficit of $550.9 million, and total long-term debt with aggregate principal maturities of $75.0 million, with such maturities commencing in March 2024 and extending through October 2026 (see Note 8). In addition, the Company’s primary indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly product sales requirements. For the nine months ended September 30, 2022 and 2021, the Company incurred net losses from continuing operations of $33.4 million and $63.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company used $21.4 million and $30.3 million, respectively, in cash for operating activities.

The divestiture of the Legacy Business in 2021 resulted in the loss of substantially all the Company’s revenue generating assets. The Company’s current business plan is focused on the continued launch and commercialization of Upneeq, which has and will continue to diminish the Company’s cash flows in at least the near term. The Company will require additional capital to fund its operating needs, including the expanded commercialization of Upneeq and other activities. The Company expects to continue to incur significant expenditures and sustain operating losses in the future.

Management of the Company does not believe that current sources of liquidity will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following the date the accompanying unaudited condensed consolidated financial statements are issued without raising additional funding. As a result, there is a

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

substantial doubt as to the Company’s ability to operate as a going concern. The Company’s ability to continue as a going concern will require it to obtain additional funding, generate positive cash flow from operations and/or enter into strategic alliances or sell assets.

Management’s plans to address these conditions include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or is entirely within its control, (i) raise funds through additional sales of ordinary shares, through equity sales agreements with brokers/dealers or other public or private equity financings, (ii) raise funds through borrowings under new and/or existing debt facilities and/or convertible debt, and/or (iii) raise non-dilutive funds through product collaborations and/or to partner or sell a portion or all rights to any of the Company’s assets.

In August 2022, the Company raised an aggregate of $43.9 million, comprised of $23.9 million in aggregate gross proceeds from the private placement of ordinary shares (see Note 15) and, concurrently, $20.0 million from the issuance of second tranche Senior Secured Notes (see Note 8), to enhance liquidity in furtherance of certain of management’s plans as described above.

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

Note 4. Discontinued Operations

On August 27, 2021, the Company announced the closing of the divestiture of its Legacy Business to certain affiliates of Alora for $111 million in cash upon closing, subject to certain adjustments, and up to $60 million in additional contingent milestone payments. During the nine months ended September 30, 2022, the Company received an aggregate of $5.0 million in cash from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business, such income was recognized and classified within other non-operating income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the components of the gain on the sale of the Legacy Business as recognized upon closing (in thousands):

Three and Nine Months Ended
September 30, 2021
Cash proceeds	$111,848
Less: transaction costs	(6,335)
Less: net assets transferred	(101,140)
Gain on sale, pre-tax	$4,373

The following table presents the results of discontinued operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Total revenues	$15,551	$61,785
Cost of goods sold (inclusive of depreciation and amortization)	4,973	30,018
Selling, general and administrative expenses	740	4,209
Research and development expenses	3,189	5,882
Income from operations	6,649	21,676
Interest expense and amortization of debt discount	1,495	6,399
Other non-operating expense, net	1,171	1,058
Income from discontinued operations before gain on disposal and provision for income taxes	3,983	14,219
Income tax (benefit) expense	(132)	617
Income from discontinued operations before gain on disposal	4,115	13,602
Gain on sales of discontinued operations	4,373	4,373
Income from discontinued operations, net of tax	$8,488	$17,975

The following table presents the significant non-cash items and purchases of property, plant and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

Nine Months Ended
Cash flows from operating activities:	September 30, 2021
Depreciation and amortization	$6,583
Share compensation	619

Cash flows from investing activities:
Purchases of property, plant and equipment	$(1,335)

Note 5. Revenues

The Company’s performance obligations are to provide its pharmaceutical products based upon purchase orders from customers. The performance obligations are satisfied at a point in time, typically upon delivery, when the customer obtains control of the pharmaceutical product. Predominately, the Company collects payments in advance from its

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

customers. From time to time, the Company may invoice a customer after the products have been delivered in which case payments are typically due within 30 days.

The following table presents disaggregated revenues from contracts with customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net product sales - Upneeq	$10,022	$2,196	$24,414	$4,451
Royalty revenue	—	—	—	190
Licensing revenue	—	—	15,500	10,000
Total revenues	$10,022	$2,196	$39,914	$14,641

On July 28, 2020, RVL Pharmaceuticals entered into a License Agreement with Santen Pharmaceutical Co. Ltd (“Santen”), granting Santen exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as Europe, the Middle East and Africa (“EMEA”) countries (the “License Agreement”). Under the License Agreement, RVL Pharmaceuticals is entitled to certain development and regulatory milestone payments. The Company is also entitled to royalty payments on net sales of RVL-1201 in Santen commercialization territories.

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

During the nine months ended September 30, 2022 and 2021, the Company recognized $15.5 million and $10.0 million, respectively, in license revenue from Santen under the Amendment and the License Agreement, respectively, as all performance obligations were met.

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of products to the customer under the terms of a contract, the Company records a contract liability. The Company classifies contract liabilities as deferred revenue. The Company had deferred revenue of $1.2 million at September 30, 2022 and an immaterial amount at December 31, 2021 (see Note 7).

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company generally does not incur costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs. The Company had no contract assets at September 30, 2022 or December 31, 2021.

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the various adjustments recognized against gross product sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross product sales	$10,291	$2,355	$24,856	$4,611
Less provisions for:
Chargebacks	(2)	(1)	(5)	(2)
Discounts and allowances	(267)	(158)	(437)	(158)
Net product sales	$10,022	$2,196	$24,414	$4,451

Note 6. Accounts Receivable and Other Receivables

Accounts receivable result primarily from sales of Upneeq and from amounts due under revenue sharing, license and royalty arrangements. Other receivables result primarily from payroll retention credits and other miscellaneous activities.

The following table presents the components of accounts receivable and other receivables (in thousands):

	September 30,	December 31,
	2022	2021
Trade accounts receivable	$1,368	$—
Other receivables	1,912	2,133
Total accounts receivable and other receivables	$3,280	$2,133

Note 7. Accrued Liabilities

The following table presents the components of accrued liabilities (in thousands):

	September 30,	December 31,
	2022	2021
Accrued expenses and other liabilities	$6,392	$7,897
Accrued compensation	5,051	4,504
Accrued royalties	1,140	200
Deferred revenue	1,236	67
Accrued research and development	130	409
Total accrued liabilities	$13,949	$13,077

Note 8. Financing Arrangements

The following table presents the components of long-term debt and financing obligations (in thousands):

	September 30,	December 31,
	2022	2021
Senior Secured Notes (measured at fair value)	$55,900	$43,800
Note payable — insurance financing	—	2,409
Total debt and financing obligations	55,900	46,209
Less: current portion of debt	—	(2,409)
Long-term debt	$55,900	$43,800

The following table presents the aggregation of principal maturities of long-term debt and financing obligations (in thousands):

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Year Ending December 31,	Debt Obligations
Remainder of 2022	$—
2023	—
2024	15,000
2025	15,000
2026	45,000
Total future minimum payments	75,000
Less: current portion of debt principal	—
Non-current portion of debt principal	$75,000

Senior Secured Notes

On October 1, 2021, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with, among others, Athyrium Opportunities IV Acquisition LP (the “Administrative Agent”) and Athyrium Opportunities IV Acquisition 2 LP, as a purchaser, providing for the issuance of senior secured notes in three separate tranches (the “Senior Secured Notes”). On October 12, 2021, the Company issued $55.0 million first tranche notes, a portion of the proceeds of which, together with the proceeds from a concurrent underwritten equity offering, were used to repay in full the obligations under a prior credit agreement.

On August 4, 2022, the Company entered into a first amendment to the Note Purchase Agreement (the “Amendment”) with, among others, Athyrium Opportunities IV Co-Invest 1 LP (the “New Purchaser”), certain other purchasers party thereto (together with the New Purchaser, the “Purchasers”) and the Administrative Agent, which amended the Note Purchase Agreement (as amended, the “Amended Note Purchase Agreement”).

The Amendment provided, among other things, for the issuance of $20.0 million of secured second tranche notes, dated as of August 8, 2022. Furthermore, under the Amendment, the Purchasers committed to purchase certain third tranche notes in an aggregate principal amount of up to $25.0 million at any time prior to April 15, 2023, upon the satisfaction of certain conditions, including a minimum net product sales target for Upneeq over a specified period of time.

Further, the Amendment provides for the replacement of a LIBOR-based interest rate under the Note Purchase Agreement with a Term SOFR-based interest rate. After September 30, 2022, the Senior Secured Notes bear interest at an annual rate of 9.0% plus adjusted three-month term SOFR, with a floor of 1.50% and a cap of 3.00%, payable in cash quarterly in arrears. For the three-month interest period beginning October 1, 2022, the interest rate applicable to the aggregate outstanding Senior Secured Notes is 12.0%.

The Senior Secured Notes require quarterly repayments equal to 5.0% of the principal outstanding beginning on March 31, 2024, with any residual balance due at maturity on October 12, 2026. The Senior Secured Notes may be voluntarily prepaid upon the satisfaction of certain conditions and with each such prepayment being accompanied by, as applicable, (i) a make-whole premium, (ii) an exit fee of 2% of the principal amount of the Senior Secured Notes prepaid, (iii) certain other fees, indemnities and expenses, and (iv) all accrued interest on the principal amount of the Senior Secured Notes being so prepaid. The Amendment provided for the reset of the date from which the make-whole premium is applicable with respect to the first tranche notes. Specifically, the make-whole premium start date with respect to the first tranche notes changed from October 12, 2021, to either (A) March 1, 2022, if the third tranche notes are not issued or (B) August 8, 2022, if the third tranche notes are issued.

The Senior Secured Notes must be prepaid upon the receipt of cash under certain defined conditions, including from voluntary and involuntary asset dispositions, extraordinary receipts, issuance of new indebtedness, and contingent milestone payments for the Legacy Business paid by Alora, each such prepayment being accompanied by, as applicable,

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

the fees described in (i) through (iv) above. The exit fee described in (ii) above is payable on the principal amount of all notes prepaid or repaid, including upon the repayment of the notes upon maturity.

The Senior Secured Notes are guaranteed on a senior secured basis by the Company and certain of its subsidiaries. The Senior Secured Notes and guarantees are secured by substantially all of the assets of the Company and its U.S. subsidiaries. Subject to certain exceptions and qualifications, the Amended Note Purchase Agreement contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries, including the guarantors, to (i) incur additional indebtedness or issue certain disqualified capital stock, (ii) create liens, (iii) transfer or sell assets, (iv) make certain investments, loans, advances and acquisitions, (v) engage in consolidations, amalgamations or mergers, or sell, transfer or otherwise dispose of all or substantially all of their assets, and (vi) enter into certain transactions with affiliates. The Amended Note Purchase Agreement also provides for customary events of default.

In addition, the restrictive covenants in the Amended Note Purchase Agreement require the Company to comply with certain minimum liquidity requirements and minimum quarterly net product sales requirements. At any time and subject to downward adjustment in certain circumstances, the Company is required to maintain unrestricted cash and cash equivalents in an amount greater than or equal to $15.0 million, and, as of the end of each fiscal quarter, it is required to maintain consolidated Upneeq net product sales greater than or equal to specified quarterly thresholds (currently at $6.0 million for the fiscal quarter ending December 31, 2022, and increasing in $1.0 million increments each fiscal quarter thereafter until the fiscal quarter ending June 30, 2024, for which such fiscal quarter and all subsequent fiscal quarters the threshold is $12.0 million). At September 30, 2022, the Company was in compliance with all conditions of the Amended Note Purchase Agreement.

During the year ended December 31, 2021, the Company incurred aggregate debt issuance costs of $2.1 million related to the Senior Secured Notes, $1.5 million and $0.6 million of which were recognized as financial commitment assets underlying the first and second tranche notes, respectively.

The Company elected the fair value option of accounting on the first tranche notes upon issuance and, accordingly, a proportionate amount of related debt issuance costs were immediately written off in October 2021. The Company’s residual financial commitment asset related to the undrawn second tranche notes, was being amortized over the relevant one-year commitment period, however, upon the issuance of the second tranche notes in August 2022 the residual financial commitment asset was immediately expensed. For the three and nine months ended September 30, 2022, the Company recognized $1.1 million and $3.1 million, respectively, of amortization expense from the second tranche financial commitment asset with such expense being recorded within interest expense and amortization of debt discount in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. At September 30, 2022 and December 31, 2021, the second tranche financial commitment asset had a carrying value of zero and $3.1 million, respectively, and was recorded within current assets in the accompanying unaudited condensed consolidated balance sheets.

The Company also elected the fair value option of accounting on the second tranche notes upon issuance and, accordingly, $0.9 million of related debt issuance costs were immediately written off in August 2022, with such expense being recorded within selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

On a recurring basis, changes in fair value of Senior Secured Notes will be presented in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss at each reporting period (see Note 14).

In the nine months ended September 30, 2022, the Company obtained waivers from the applicable purchasers of mandatory repayments of an aggregate of $5.0 million in principal of the Senior Secured Notes as otherwise required

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

under the Amended Note Purchase Agreement, in exchange for a consent fee of $0.2 million, resulting in net retained proceeds of $4.8 million.

Prior Credit Agreement

Prior to October 12, 2021, the Company was party to a Credit Agreement, dated February 3, 2016 and as amended from time to time, under which an aggregate principal amount of $327.5 million of secured term loans were previously issued (the “Prior Term Loans”) and that provided for revolving credit commitments up to $50.0 million (the “Prior Revolving

Facility,” and together with the Prior Term Loans, the “Prior Credit Agreement”).

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

For the three and nine months ended September 30, 2021, the Company incurred immaterial fees and expenses upon termination of the Prior Credit Agreement and also wrote off $1.4 million and $1.4 million of debt issuance costs, respectively, relating to the prepayments, with the related expense classified within other non-operating gain or loss in the unaudited condensed consolidated statements of operations and comprehensive loss.

Note 9. Share-Based Compensation

The following table presents the components of share-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share options	$238	$341	$1,230	$564
Performance stock units	—	2,355	—	2,808
Restricted stock units	452	1,015	1,791	2,507
Employee share purchase plan	68	44	155	81
Total share-based compensation expense	$758	$3,755	$3,176	$5,960

At September 30, 2022, aggregate unrecognized share compensation expense related to unvested awards was $4.0 million which is expected to be recognized over a weighted-average remaining service period of 1.3 years.

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10. Earnings (Loss) Per Ordinary Share

The following potentially dilutive securities have been excluded from the weighted average ordinary shares outstanding in the computation of diluted earnings (loss) per share because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Performance and restricted stock units	1,046,315	1,456,910	1,046,315	1,456,910
Share options to purchase ordinary shares	4,770,808	2,650,946	4,770,808	2,650,946
Warrants to purchase ordinary shares	16,100,000	—	16,100,000	—
Ordinary shares to be purchased through employee stock purchase plan	271,571	79,919	271,571	79,919

Note 11. Customer Concentration

For the three and nine months ended September 30, 2022, one customer accounted for 16% and 8%, respectively, of the Company’s net product sales.

Note 12. Commitments and Contingencies

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

Note 13. Income Taxes

The following table presents the relationship between income tax expense or benefit from continuing operations and income or loss before income taxes from continuing operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss before income taxes, continuing operations	$(14,383)	$(26,023)	$(33,108)	$(62,758)
Income tax expense, continuing operations	63	324	265	415
Effective income tax rate	(0.44)%	(1.25)%	(0.80)%	(0.66)%

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Income tax expense or benefit in the quarterly periods is based upon the estimated income or loss for the full year. The composition of the income or loss in different jurisdictions and adjustments, if any, in the applicable quarterly periods influences the periodic expense or benefit.

The relationship between pre-tax income or loss and income tax expense or benefit is greatly affected by the impact of losses for which management cannot claim a tax benefit, non-deductible expenses, and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions. The change in the effective income tax rate for the three and nine months ended September 30, 2022 when compared to the three and nine months ended September 30, 2021, is primarily related to our recognition of individually minor net tax expenses during the respective periods.

Note 14. Financial Instruments and Fair Value Measurements

The Company’s financial instruments subject to fair value measurements include cash and cash equivalents, accounts receivable and other receivables, trade accounts payable, accrued liabilities, long-term debt and warrant liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets— Cash and cash equivalents, generally consisting of investments in interest-bearing money market accounts, are measured at fair value on a recurring basis using Level 1 measurements. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy because money market account fair values are known and observable through daily published floating net asset values. The fair value of the Company’s cash and cash equivalents, being the same as their carrying value, were $59.8 million and $40.4 million at September 30, 2022 and December 31, 2021, respectively.

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

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables show financial liabilities subject to fair value measurement on a recurring basis and related information on fair values, valuation techniques and unobservable inputs (dollars in thousands):

	At September 30, 2022

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(55,900)	Income Approach - DCF	Discount rate	23.5%
			Term (in years)	4.0

Warrants	$(8,926)	Black-Scholes Merton	Equity volatility	57.5%
			Term (in years)	2.5

	At December 31, 2021

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(43,800)	Income Approach - DCF	Discount rate	17.9%
			Term (in years)	4.8

Warrants	$(3,220)	Black-Scholes Merton	Equity volatility	65.0%
			Term (in years)	3.3

The following table shows changes in the fair value of financial liabilities subject to Level 3 fair value measurements on a recurring basis (in thousands):

	Senior Secured Notes	Warrants
Balance, At December 31, 2021	$(43,800)	$(3,220)
Principal issuance of second tranche notes (Note 8)	(20,000)	-
Cash payments for interest	4,843	-
Fair value adjustments through earnings (inclusive of related accrued interest expense)	4,757	(5,706)
Fair value adjustments through accumulated other comprehensive income or loss	(1,700)	-
Balance, At September 30, 2022	$(55,900)	$(8,926)

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

Assets and Liabilities for Which Fair Value is Only Disclosed

The carrying amounts for accounts receivable and other receivables, trade accounts payable, accrued liabilities and the residual amounts of long-term debt not otherwise measured at fair value on a recurring basis approximate their relative fair values due to their short-term nature with relevant inputs considered Level 2 measurements within the fair value hierarchy.

Note 15. Shareholders' Equity

As a condition to the effectiveness of the Amendment (see Note 8), on August 4, 2022 the Company entered into a series of share subscription agreements (collectively, the “Share Subscription Agreements”) with Athyrium Opportunities IV Co-Invest 2 LP (“Athyrium”), Avista Healthcare Partners, L.P. (“Avista”), Brian Markison, Chief Executive Officer, and James Schaub, Executive Vice President and Chief Operating Officer, (together, the “Equity Purchasers”) pursuant to

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

which the Company sold and issued to the Equity Purchasers, in a private placement (the “Private Placement”), an aggregate of 15,451,612 ordinary shares of the Company, nominal value $0.01 per share (the “Ordinary Shares”), at a purchase price of $1.55 per Ordinary Share, the closing market trading price on August 4, 2022.

Pursuant to the Share Subscription Agreements, the closing of the Private Placement occurred on August 8, 2022. The Company issued and allotted (i) 6,451,612 Ordinary Shares to Athyrium; (ii) 8,000,000 Ordinary Shares to Avista; (iii) 850,000 Ordinary Shares to Brian Markison; and (iv) 150,000 Ordinary Shares to James Schaub, for aggregate gross proceeds to the Company of $23.9 million, before deducting offering expenses of $0.3 million. Proceeds from the Private Placement were used for working capital and general corporate purposes. The Share Subscription Agreements also provide the Equity Purchasers with certain registration rights. The Ordinary Shares underlying the Share Subscription Agreements were registered on the Company’s Registration Statement on Form S-3 (File No. 333-266984), filed with the SEC on August 19, 2022 and declared effective on August 26, 2022.

Note 16. Restructuring Expenses

In the three and nine months ended September 30, 2022, as part of an initiative to refine the Company’s go to market strategy, the Company recognized an aggregate of $1.0 million and $2.9 million, respectively, in expenses primarily associated with employee severance benefits that were classified in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

In April 2021, the Company curtailed operations and implemented workforce reductions in its research and development subsidiary in Buenos Aires, Argentina. These restructuring activities were associated with the Company’s plans to reduce expenses and better align business activities with the Company’s then-current corporate strategy. As a result, the Company recognized $4.5 million of restructuring expenses in the nine months ended September 30, 2021. The restructuring expenses consisted of $3.2 million one-time employee related termination benefits and $1.3 million of asset disposal costs related to leasehold improvements at the Buenos Aires location. Of the $4.5 million of restructuring expenses, $2.0 million were recognized in selling, general and administrative expenses, $1.2 million were recognized in research and development expenses, and $1.3 million of asset disposal costs were recognized in non-operating expenses.

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

At September 30, 2022 and December 31, 2021, the Company held indefinite-lived intangible assets for the right to develop and sell arbaclofen ER that had a gross carrying value of $64.0 million, aggregate impairment losses of $36.8 million and a net carrying amount of $27.2 million.

Based on the results of quantitative impairment assessments performed relative to arbaclofen ER, an In-Process Research and Development project-based intangible asset, the Company recognized an impairment charge of $7.9 million in the nine months ended September 30, 2021, related to delays in anticipated commercialization of the product candidate, if approved. No such impairments were recognized in the three or nine months ended September 30, 2022.

Note 18. Subsequent Events

OPEN

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

Financial Operations Overview

The following table presents revenues and expenses for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Total revenues	$10,022	$2,196	356%
Cost of goods sold	2,525	1,147	120%
Gross profit	7,497	1,049	615%
Gross profit percentage	75%	48%
Selling, general and administrative expenses	20,375	24,841	(18)%
Research and development expenses	1,044	1,376	(24)%
Total operating expenses	21,419	26,217	(18)%
Operating loss	(13,922)	(25,168)	(45)%
Interest expense and amortization of debt discount	1,132	735	54%
Change in fair value of debt and interest expense	(5,061)	—	NM %
Change in fair value of warrants	4,653	—	NM %
Other non-operating (income) expense, net	(263)	120	(319)%
Total other non-operating expense	461	855	(46)%
Loss before income taxes	(14,383)	(26,023)	(45)%
Income tax expense, continuing operations	63	324	(81)%
Loss from continuing operations	(14,446)	(26,347)	(45)%
Gain on sales of discontinued operations	—	4,373	(100)%
Income from discontinued operations before income taxes	—	3,983	(100)%
Income tax benefit, discontinued operations	—	(132)	(100)%
Income from discontinued operations, net of tax	—	8,488	(100)%
Net loss	$(14,446)	$(17,859)	(19)%

NM-Not Meaningful

Revenue

The following table presents total revenues for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Net product sales - Upneeq	$10,022	$2,196	356%

Total Revenues and Net Product Sales — Total revenues, relating entirely to net product sales of Upneeq, increased by $7.8 million to $10.0 million in the three months ended September 30, 2022, as compared to $2.2 million in the three months ended September 30, 2021, primarily due to a year over year increase in sales volume reflecting expanded commercialization into eyecare markets and, effective February 2022, the medical aesthetics market. Approximately 16% of our net product sales in the 2022 period were concentrated with a single national aesthetics customer, reflecting an expansion of an existing relationship.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Royalty expense	$640	$144	344%
Depreciation expense	14	13	8%
Other costs of goods sold	1,871	990	89%
Total costs of goods sold	$2,525	$1,147	120%

Total cost of goods sold increased $1.4 million in the three months ended September 30, 2022 to $2.5 million, as compared to $1.1 million in the three months ended September 30, 2021. The year over year increase in cost of goods sold was primarily driven by $0.9 million in higher product costs for Upneeq due to higher sales volume and by $0.5 million relating to increased royalties and contingent milestone payments due under an intellectual property license agreement, each attributable to sales of Upneeq.

Gross profit percentage increased to 75% in the three months ended September 30, 2022, as compared to 48% in the 2021 period, largely due to increased sales volume reflecting expanded commercialization of Upneeq.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.4 million in the three months ended September 30, 2022 to $20.4 million, as compared to $24.8 million in the three months ended September 30, 2021. The year over year decrease in selling, general and administrative expenses was primarily driven by (i) $2.6 million in lower share based compensation expense reflecting an acceleration of vesting of certain equity awards triggered by the divestiture of the Legacy Business particular to the prior year quarter, (ii) $2.7 million in lower legal and other professional fees, and (iii) $0.5 million in lower marketing expenses for Upneeq, partially offset by (iv) $0.4 million in higher net compensation and training costs primarily relating to our expanded salesforce and (v) $0.9 million in transactional fees particular to the 2022 period.

Selling, general and administrative expenses in the three months ended September 30, 2022 and 2021 include various restructuring related expenditures, including severance, of $1.0 million and $0.8 million in the three months ended September 30, 2022 and 2021, respectively, and non-cash share-based compensation expenses of $0.6 million and $3.2 million, respectively. Refer to Notes 16, “Restructuring Expenses,” and 9, “Share-Based Compensation,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expenses

The following table summarizes our research and development (“R&D”) expenses incurred for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Arbaclofen ER	$25	$57	(56)%
RVL-1201 (Upneeq)	232	427	(46)%
Other research and development	787	892	(12)%
Total research and development expenses	$1,044	$1,376	(24)%

R&D expenses decreased by $0.4 million in the three months ended September 30, 2022 to $1.0 million, as compared to $1.4 million in the three months ended September 30, 2021. The year over year decrease in R&D expenses primarily reflects $0.3 million in lower share-based compensation expense.

R&D expenses include non-cash share-based compensation expenses of $0.2 million and $0.4 million in the three months ended September 30, 2022 and 2021, respectively.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount increased by $0.4 million in the three months ended September 30, 2022 to $1.1 million, as compared to $0.7 million in the three months ended September 30, 2021. The year over year increase is attributable to our recognition of $1.1 million of amortization expense from the second tranche financial commitment asset, particular to the 2022 period, partially offset by the absence of interest expense in the 2022 period.

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

Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants

Changes in the fair value of our Senior Secured Notes and warrants, each originally issued in October 2021, resulted in gains of $5.1 million and losses of $4.7 million, respectively, in the three months ended September 30, 2022. Changes in the fair value of our Senior Secured Notes includes $1.9 million of related interest expense.

Refer to Note 14, “Financial Instruments and Fair Value Measurements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our recurring fair value measurements.

Other Non-operating (Income) Expense, Net

Other non-operating (income) expense, net was $0.3 million of income and $0.1 million of expense in the three months ended September 30, 2022 and 2021, respectively.

Income Tax Expense (Income)

The following table summarizes our income tax expense from continuing operations and the resultant effective income tax rate for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2022	2021
Loss before income taxes, continuing operations	$(14,383)	$(26,023)
Income tax expense, continuing operations	63	324
Effective income tax rate	(0.44)%	(1.25)%

The change in the effective income tax rate in the three months ended September 30, 2022 when compared to the three months ended September 30, 2021, is primarily related to our recognition of individually minor net tax expenses during the respective periods.

Refer to Note 13, “Income Taxes,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on income taxes.

Discontinued Operations

For the three months ended September 30, 2021 we recognized income from discontinued operations, net of tax of $8.5 million, inclusive of a $4.4 million gain on the sale of our Legacy Business.

Refer to Note 4, “Discontinued Operations,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the disposal of our Legacy Business.

Comparison of Nine Months Ended September 30, 2022 and 2021

Financial Operations Overview

The following table presents revenues and expenses for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	% Change
Net product sales	$24,414	$4,451	449%
Royalty revenue	—	190	(100)%
Licensing revenue	15,500	10,000	55%
Total revenues	39,914	14,641	173%
Cost of goods sold	6,896	2,535	172%
Gross profit	33,018	12,106	173%
Gross profit percentage	83%	83%
Selling, general and administrative expenses	64,378	63,769	1%
Research and development expenses	3,082	5,789	(47)%
Impairment of intangible assets	—	7,880	(100)%
Total operating expenses	67,460	77,438	(13)%
Gain on sales of product rights, net	—	5,636	(100)%
Operating loss	(34,442)	(59,696)	(42)%
Interest expense and amortization of debt discount	3,095	1,750	77%
Change in fair value of debt and interest expense	(4,757)	—	NM %
Change in fair value of warrants	5,706	—	NM %
Other non-operating (income) expense, net	(5,378)	1,312	(510)%
Total other non-operating (income) expense	(1,334)	3,062	(144)%
Loss before income taxes	(33,108)	(62,758)	(47)%
Income tax expense, continuing operations	265	415	(36)%
Loss from continuing operations	(33,373)	(63,173)	(47)%
Gain on sales of discontinued operations	—	4,373	(100)%
Income from discontinued operations before income taxes	—	14,219	(100)%
Income tax expense, discontinued operations	—	617	(100)%
Income from discontinued operations, net of tax	—	17,975	(100)%
Net loss	$(33,373)	$(45,198)	(26)%

NM-Not Meaningful

Revenue

The following table presents total revenues for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	% Change
Net product sales - Upneeq	$24,414	$4,451	449%
Royalty revenue	—	190	(100)%
Licensing revenue	15,500	10,000	55%
Total revenues	$39,914	$14,641	173%

Total Revenues — Total revenues increased by $25.3 million to $39.9 million in the nine months ended September 30, 2022, as compared to $14.6 million in the nine months ended September 30, 2021, primarily due to a $5.5 million increase in licensing revenue from Santen and further attributable to a $19.9 million year over year increase in net product sales of Upneeq.

Net Product Sales — Net product sales, relating entirely to sales of Upneeq, increased by $19.9 million to $24.4 million in the 2022 period, as compared to $4.5 million in the 2021 period. The increase in net product sales was primarily attributable to a year over year increase in sales volume reflecting expanded commercialization into eyecare markets and, effective February 2022, the medical aesthetics market.

Royalty and Licensing Revenue — Royalty and licensing revenue decreased by $5.3 million during the 2022 period, primarily due to changes in milestone revenues recognized under our license agreement with Santen. Refer to Note 5, “Revenues” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our License Agreement with Santen.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	% Change
Royalty expense	$2,109	$287	635%
Depreciation expense	42	42	—%
Other costs of goods sold	4,745	2,206	115%
Total costs of goods sold	$6,896	$2,535	172%

Total cost of goods sold increased $4.4 million in the nine months ended September 30, 2022 to $6.9 million, as compared to $2.5 million in the nine months ended September 30, 2021. The year over year increase in cost of goods sold was primarily driven by $2.5 million in higher product costs for Upneeq due to higher sales volume and by $1.8 million relating to increased royalties and contingent milestone payments due under an intellectual property license agreement, each attributable to sales of Upneeq.

Gross profit percentage was 83% in both the nine months ended September 30, 2022, and 2021. Excluding licensing revenues, gross profit percentage from net product sales was 72% and 43% in the 2022 and 2021 periods, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.6 million in the nine months ended September 30, 2022 to $64.4 million, as compared to $63.8 million in the nine months ended September 30, 2021. The year over year increase in selling, general and administrative expenses was primarily influenced by (i) $8.7 million in higher net compensation costs primarily for our expanded salesforce and (ii) $1.6 million in transactional fees particular to the 2022 period, partially offset by (iii) approximately $6.2 million in lower legal and other professional fees, (iv) $2.4 million in lower share based compensation expense reflecting an acceleration of vesting of certain equity awards triggered by the divestiture of the Legacy Business particular to the 2021 period, (v) $0.7 million in lower restructuring related expenditures and (vi) $0.8 million from generally constrained spending across a variety of expense categories including marketing in the 2022 period.

Selling, general and administrative expenses in the nine months ended September 30, 2022 and 2021 include various restructuring-related expenditures, including severance, of $2.9 million and $3.5 million, respectively, and non-cash share-based compensation expenses of $2.7 million and $5.0 million, respectively. Refer to Notes 16, “Restructuring Expenses,” and 9, “Share-Based Compensation,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expenses

The following table summarizes our R&D expenses incurred for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	% Change
Arbaclofen ER	$164	$662	(75)%
RVL-1201 (Upneeq)	440	1,015	(57)%
Other research and development	2,478	4,112	(40)%
Total research and development expenses	$3,082	$5,789	(47)%

R&D expenses decreased by $2.7 million in the nine months ended September 30, 2022 to $3.1 million, as compared to $5.8 million in the nine months ended September 30, 2021. The year over year decrease in R&D expenses primarily reflects $1.1 million in lower project spending, $0.3 million in lower share-based compensation expense and $1.2 million in restructuring expenses particular to the 2021 period.

R&D expenses include non-cash share-based compensation expenses of $0.5 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Impairment of Intangible Assets

Based on the results of quantitative impairment assessments performed relative to arbaclofen ER, an In-Process Research and Development project-based intangible asset, we recognized impairment charges of $7.9 million in the nine months ended September 30, 2021, related to delays in anticipated commercialization of the product candidate, if approved. No such impairments were recognized in the nine months ended September 30, 2022.

Refer to Note 17, “Indefinite-Lived Intangible Assets,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our prior year impairment.

Gain on Sale of Product Rights, Net

On December 2, 2020, we entered into an agreement to settle certain litigation. Under the terms of the agreement, we agreed to convey the global rights to Osmolex ER for $7.5 million. The sale of the global rights to Osmolex ER closed in January 2021 resulting in our recognition of a $5.6 million gain.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount increased by $1.3 million in the nine months ended September 30, 2022 to $3.1 million as compared to $1.8 million in the nine months ended September 30, 2021. The year over year increase is attributable to our recognition of $3.1 million of amortization expense from the second tranche financial commitment asset, particular to the 2022 period, partially offset by the absence of interest expense in the 2022 period.

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

Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants

Changes in the fair value of our Senior Secured Notes and warrants, each originally issued in October 2021, resulted in gains of $4.8 million and losses of $5.7 million, respectively, in the nine months ended September 30, 2022. Changes in the fair value of our Senior Secured Notes includes $4.8 million of related interest expense.

Refer to Note 14, “Financial Instruments and Fair Value Measurements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our recurring fair value measurements.

Other Non-operating (Income) Expense, Net

Other non-operating (income) expense, net was $5.4 million of income and $1.3 million of expense in the nine months ended September 30, 2022 and 2021, respectively. Non-operating income in the 2022 period was primarily attributable to our receipt of an aggregate of $5.0 million in cash from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business. Non-operating expense in the 2021 period was primarily attributable to $1.3 million of asset disposal costs recognized under a restructuring program.

Refer to Note 4, “Discontinued Operations,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Alora contingent milestone payments.

Income Tax Expense (Income)

The following table summarizes our income tax expense from continuing operations and the resultant effective income tax rate for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Loss before income taxes, continuing operations	$(33,108)	$(62,758)
Income tax expense, continuing operations	265	415
Effective income tax rate	(0.80)%	(0.66)%

The change in effective income tax rate in the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021, is primarily related to our recognition of individually minor net tax expenses during the respective periods.

Refer to Note 13, “Income Taxes,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on income taxes.

Discontinued Operations

For the nine months ended September 30, 2021 we recognized income from discontinued operations, net of tax of $18.0 million, inclusive of a $4.4 million gain on the sale of our Legacy Business.

Refer to Note 4, “Discontinued Operations,” of our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the disposal of our Legacy Business.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings available under our Amended Note Purchase Agreement. Our primary uses of cash are to fund operating expenses, including commercialization costs associated with Upneeq, capital expenditures, and debt service payments.

The Amended Note Purchase Agreement provides for the issuance of Senior Secured Notes in an aggregate principal amount of up to $100.0 million in three separate tranches. The first tranche of notes was issued to the Administrative Agent in an aggregate principle amount equal to $55.0 million on October 12, 2021. The second tranche of notes was issued to the Administrative Agent in an aggregate principle amount equal to $20.0 million on August 8, 2022. At any time prior to April 15, 2023, upon the satisfaction of certain conditions, including a minimum liquidity requirement and minimum net product sales target for Upneeq, we may request the issuance of the third tranche notes in an aggregate principal amount of up to $25.0 million.

The Senior Secured Notes bear interest at an annual rate of 9.0% plus adjusted three-month term SOFR, with a floor of 1.50% and a cap of 3.00%, payable in cash quarterly in arrears. For the three month interest period beginning October 1, 2022, the interest rate applicable to the aggregate outstanding Senior Secured Notes is12.0%.

The restrictive covenants in the Amended Note Purchase Agreement require us to comply with certain minimum liquidity requirements and minimum quarterly net product sales requirements. At any time and subject to downward adjustment in certain circumstances, we are required to maintain unrestricted cash and cash equivalents in an amount greater than or equal to $15.0 million, and, as of the end of each fiscal quarter, we are required to maintain consolidated Upneeq net product sales greater than or equal to specified quarterly thresholds (currently at $6.0 million for the fiscal quarter ended September 30, 2022, and increasing in $1.0 million increments each fiscal quarter thereafter until the fiscal quarter ending June 30, 2024, for which such fiscal quarter and all subsequent fiscal quarters the threshold is $12.0 million). At September 30, 2022, the Company was in compliance with all conditions of the Amended Note Purchase Agreement.

Refer to Note 8, “Financing Arrangements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our indebtedness.

Going Concern

At September 30, 2022, we had cash and cash equivalents of $59.8 million, an accumulated deficit of $550.9 million, and total long-term debt with aggregate principal maturities of $75.0 million, with such maturities commencing in March 2024 and extending through October 2026. In addition, our primary indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly net product sales requirements. For the nine months ended September 30, 2022 and 2021, we incurred net losses from continuing operations of $33.4 million and $63.2 million, respectively. For the nine months ended September 30, 2022 and 2021, we used $21.4 million and $30.3 million, respectively, in cash for operating activities.

The divestiture of the Legacy Business in 2021 resulted in the loss of substantially all of our revenue generating assets. Our current business plan is focused on the continued launch and commercialization of Upneeq, which has and will continue to diminish our cash flows in at least the near term. We will require additional capital to fund our operating needs, including the expanded commercialization of Upneeq and other activities. We expect to continue to incur significant expenditures and sustain operating losses in the future.

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

Our plans to address these conditions include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or is entirely within our control, (i) raise funds through additional sales of ordinary shares, through equity sales agreements with brokers/dealers or other public or private equity financings, (ii) raise funds through borrowings under new and/or existing debt facilities and/or convertible debt, and/or (iii) raise non-dilutive funds through product collaborations and/or to partner or sell a portion or all rights to any of our assets.

In August 2022, we raised an aggregate of $43.9 million, comprised of $23.9 million in aggregate gross proceeds from the private placement of ordinary shares and, concurrently, $20.0 million from the issuance of second tranche senior secured notes, to enhance liquidity in furtherance of certain of our plans as described above. Refer to Note 8, “Financing Arrangements,” and Note 15, “Shareholders’ Equity,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our most recent financing arrangements.

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

Cash Flows

The following table provides information regarding our cash flows, including our continuing operations and discontinued operations, for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Net cash used in operating activities	$(21,377)	$(30,337)	$8,960
Net cash provided by investing activities	298	116,528	(116,230)
Net cash provided by (used in) financing activities	40,387	(191,892)	232,279
Net increase (decrease) in cash and cash equivalents	$19,308	$(105,701)	$125,009

Net cash from operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash used in operating activities was $21.4 million in the nine months ended September 30, 2022, and net cash used in operating activities was $30.3 million in the nine months ended September 30, 2021.

The overall lower cash used in operating activities during the 2022 period, was primarily a result of a favorable change in net cash used to fund working capital assets and liabilities.

Net cash from investing activities

Net cash provided by investing activities was $0.3 million and $116.5 million in the nine months ended September 30, 2022 and 2021, respectively. The year over year change in investing cash flows is primarily attributable to proceeds of

$110.8 million from the disposition of the Legacy Business in August 2021 and $7.3 million from the sale of Osmolex product rights in January 2021, each particular to the 2021 period, partially offset by significantly lower purchases of property, plant and equipment in the 2022 period.

Net cash from financing activities

Net cash provided by (used in) financing activities was $40.4 million and $191.9 million in the nine months ended September 30, 2022 and 2021, respectively. The year over year change in financing cash flows largely reflects transactions particular to each respective period. In the 2022 period, we raised an aggregate of $43.9 million, comprised of $23.9 million in aggregate gross proceeds from the private placement of ordinary shares and, concurrently, $20.0 million from the issuance of second tranche senior secured notes. In the 2021 period, we repaid $191.4 million of aggregate indebtedness under a prior credit agreement.

Refer to Note 8, “Financing Arrangements,” and Note 15, “Shareholders’ Equity,” of our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the above referenced financing activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to the disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information under the caption entitled “Legal Proceedings” set forth in Note 12, “Commitments and Contingencies,” in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

As a pharmaceutical company, we and our third-party suppliers are subject to substantial regulation by various governmental authorities. For instance, we and our third-party suppliers must comply with requirements of the FDA and other healthcare regulators with respect to the manufacture of pharmaceutical products. Our product, including our investigational products, must be made in a manner consistent with applicable cGMP regulations, or similar standards in each territory in which we or our third-party suppliers manufacture. The failure of one of our facilities, or a facility of one of our third-party suppliers such as Nephron Pharmaceuticals, to comply with applicable laws and regulations may lead to breach of representations made to our customers or to regulatory or government action against us related to products made in that facility. In addition, the FDA and other agencies periodically inspect our facilities, and the facilities of our third-party suppliers, for compliance with, among other requirements, adverse event reporting and employee training on applicable regulations and requirements. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a Warning Letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. We have in the past received Warning Letters from the FDA regarding certain operations and the FDA may in the future issue a Warning Letter for violation of post-marketing adverse drug experience reporting requirements. In addition, on October 11, 2022, the FDA sent a Warning Letter to Nephron citing several cGMP violations in their pharmaceutical manufacturing facility observed by the FDA during an inspection from March 28 through April 20, 2022. Nephron responded to the Warning Letter on November 1, 2022. Failure by us or our suppliers to comply strictly with these regulations and requirements may damage our reputation and lead to financial penalties, compliance expenditures, the recall or seizure of products, total or partial suspension of production or distribution, withdrawal or suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. The delay and cost of remedial actions, or obtaining approval to manufacture at a different facility, could negatively impact our business. Any failure by us to comply with applicable laws and regulations or any actions by the FDA and other agencies as described above could have a material adverse effect on our business, financial position and results of operations.

Item 6. Exhibits.

EXHIBIT 10.1	-

First Amendment to Note Purchase Agreement, dated August 4, 2022, by and among Osmotica Pharmaceutical Corp., the Guarantors party thereto, the Purchasers party thereto and Athyrium Opportunities IV Acquisition LP, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022, Commission File No. 001-38709)

EXHIBIT 10.2	-

Share Subscription Agreement, dated August 4, 2022, by and between RVL Pharmaceuticals plc and Avista Healthcare Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022, Commission File No. 001-38709)

EXHIBIT 10.3	-

Share Subscription Agreement, dated August 4, 2022, by and between RVL Pharmaceuticals plc and Athyrium Opportunities IV Co-Invest 2 LP (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022, Commission File No. 001-38709)

EXHIBIT 10.4	-

Share Subscription Agreement, dated August 4, 2022, by and between RVL Pharmaceuticals plc and Brian Markison (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022, Commission File No. 001-38709)

EXHIBIT 10.5	-

Share Subscription Agreement, dated August 4, 2022, by and between RVL Pharmaceuticals plc and James Schaub (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022, Commission File No. 001-38709)

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

RVL Pharmaceuticals plc

Dated: November 10, 2022	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer and Principal Financial Officer