Form 10-K
period 2022-12-31
RVL Pharmaceuticals plc
filed 2023-03-20
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting shares held by non-affiliates of the registrant on June 30, 2022, based upon the closing price of $1.36 of the registrant’s ordinary shares as reported on the Nasdaq Global Select Market, was approximately $44.9 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 17, 2023
Ordinary shares, $0.01 nominal value per share	99,349,814 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives and financial needs. Examples of forward-looking statements include, among others, statements we make regarding: our intentions, beliefs or current expectations concerning, among other things, future operations; future financial performance, trends and events, particularly relating to Upneeq; U.S. Food and Drug Administration, or the FDA, and other regulatory applications, approvals and actions; the continuation of historical trends; our ability to manage costs and service our debt; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs.

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

●	Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed or discontinued if we are unable to obtain the additional funding as or when needed.
●	Due to our dependence on one product, Upneeq, our business could be materially adversely affected if Upneeq does not perform as well as expected.

●	Upneeq may fail to achieve sufficient market acceptance by clinicians and patients, or others in the medical community, and the market opportunity for Upneeq may be smaller than we estimate.
●	If we are unable to successfully commercialize Upneeq, or develop new products, on a timely or cost effective basis, our operating results will suffer.
●	Our profitability depends on our customers’ willingness to pay the price we charge for Upneeq. If we decide to lower the price we charge for Upneeq our profitability could materially suffer.
●	Our marketing and sales expenditures may not result in the commercial successful of Upneeq.
●	We expend a significant amount of resources on research and development, including milestones on in licensed products, which may not lead to successful product introductions.
●	If we are unable to maintain our sales, marketing and distribution capabilities, or establish additional capabilities if and when necessary, we may not be successful in commercializing Upneeq.
●	We depend to a large extent on third-party suppliers and distributors for Upneeq, including Nephron Pharmaceuticals, and if such suppliers and distributors are unable to supply raw materials for manufacture and deliver Upneeq in a timely manner, or are unable to manufacture Upneeq at a scale sufficient to meet demand, it could have a material adverse effect on our business, financial position and results of operations.
●	Manufacturing or quality control problems at our or our third-party manufacturing facility operated by Nephron Pharmaceuticals may damage our reputation for quality production, require costly remedial activities, delay or interrupt the supply of Upneeq, and negatively impact our business, results of operations and financial condition.
●	If Upneeq does not produce the intended effects, our business may suffer.
●	The terms of the documentation governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
●	Our business may be adversely affected by the ongoing coronavirus outbreak.
●	There is no certainty that we will be able to get FDA approval of arbaclofen ER and no certainty that we will be able to realize any value for arbaclofen ER if we license or divest the product.
●	The drug regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

PART I

ITEM 1. BUSINESS

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of products that target markets with underserved patient populations in the ocular medicine and medical aesthetics therapeutic areas. In July 2020, we received regulatory approval from the FDA for RVL-1201, or Upneeq, (oxymetazoline hydrochloride ophthalmic solution), 0.1%, for the treatment of acquired blepharoptosis, or droopy or low-lying eyelids in adults. We believe Upneeq is the first non-surgical treatment option approved by the FDA for acquired blepharoptosis. We launched Upneeq in September 2020 to a limited number of eye care professionals with commercial operations expanded in 2021 among ophthalmology, optometry and oculoplastic specialties. In February 2022, Upneeq was commercially expanded into the medical aesthetics market in the United States. Patients may purchase Upneeq either from eye care or medical aesthetic professionals, or exclusively through RVL Pharmacy, LLC, our wholly-owned pharmacy.

We acquired the worldwide rights to RVL-1201 in 2017 in exchange for an upfront cash payment plus the obligation to make additional payments consisting of future earn-out payments to the sellers of RevitaLid based on net sales of Upneeq. In addition, we are required to make milestone payments based on regulatory and sales milestones and to pay royalties to VOOM, LLC in connection with the license for Upneeq that we acquired as part of the acquisition of RVL-1201.

Upneeq is manufactured and supplied to us by Nephron Pharmaceuticals Corporation under an exclusive supply agreement that has a term of five years from the production of the initial commercial batches, which occurred in July 2020 and automatically renews for additional one-year periods unless either party provides at least 90 days advance written notice of non-renewal.

On July 28, 2020, we entered into a license agreement with Santen Pharmaceutical Co. Ltd (“Santen”), granting Santen exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as Europe, the Middle East and Africa (“EMEA”) countries (the “License Agreement”). Santen is responsible for further development of RVL-1201 in the licensed territories. Under the License Agreement, we have received an upfront payment of $25.0 million in 2020 and a license milestone payment of $10.0 million in 2021. On March 29, 2022, we amended the License Agreement, effective March 31, 2022 (as amended, the “Amended License Agreement”), and received $15.5 million to expand the licensed territories to include certain additional EMEA countries and Canada and remove certain regulatory approval milestones from the License Agreement. Under the Amended License Agreement, we may receive additional payments of up to $31.0 million based on development, regulatory and sales milestone payments in Santen’s territories. We are also entitled to royalty payments on net sales of RVL-1201 in Santen commercialization territories. See Note 5, “Revenues,” of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on our License Agreement with Santen.

On August 27, 2021, we announced the closing of the divestiture of our portfolio of branded and non-promoted products and our Marietta, Georgia, manufacturing facility (collectively, the “Legacy Business”), to certain affiliates of Alora Pharmaceuticals, LLC (“Alora”) for $111 million in cash upon closing, subject to certain post-closing adjustments, and up to $60 million in contingent milestone payments. Pursuant to the divestiture, we retained the rights to Upneeq and to arbaclofen extended release (“ER”) tablets, which is under development for the treatment of spasticity in multiple sclerosis. During the year ended December 31, 2022, we received an aggregate of $5.0 million in cash from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business.

With the divestiture of the Legacy Business, our commercial operations are conducted by our wholly-owned subsidiary, RVL Pharmaceuticals, Inc. and its subsidiary RVL Pharmacy, LLC (“RVL Pharmacy”). RVL Pharmacy exclusively conducts pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

Following the divestiture of the Legacy Business, we are exploring opportunities to sell or out-license our late-stage product candidate arbaclofen ER tablets designed for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis for which we have completed Phase III clinical trials. In June 2020, we resubmitted our NDA for arbaclofen ER tablets to the FDA. On July 17, 2020, we received notice from the FDA that it considered the resubmission a complete response to the July 9, 2016 action letter and set a goal date for a FDA decision on the NDA of December 29, 2020. On December 28, 2020, we received a complete response letter (“CRL”) indicating the FDA could not approve the NDA in its then current form. The CRL stated that we did not provide adequate justification (including in our most recent NDA amendment) for the statistical analysis of the change from baseline to Day 84 in the Total Numeric-transformed Ashworth Scale in the most affected limb (“TNmAS-MAL”) scores comparing arbaclofen ER 40 mg to placebo, one of the co-primary endpoints. On January 23, 2021, we submitted a Type A meeting request to the FDA to discuss the CRL’s recommendations and obtain advice on a path forward for the NDA. The meeting took place on March 4, 2021, during which we explored selective review of the currently available data and options for a path forward for FDA approval, including conducting another clinical study. On August 2, 2021, we submitted a special protocol assessment (“SPA”) to the FDA proposing an additional clinical study for arbaclofen ER. The FDA responded in a letter dated October 15, 2021, indicating that they are unable to issue an agreement on the submitted protocol. On October 10, 2022, we resubmitted a SPA and on November 24, 2022, we received a letter from the FDA indicating that they were unable to issue an agreement on the SPA. On February 8, 2023, we resubmitted a SPA with a revised study protocol and statistical analysis.

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

Our Strategy

Our goal is to become a growth company in the fields of ocular medicine and medical aesthetics. To accomplish this goal, we intend to:

Establish Upneeq as the First-line Treatment Option for Acquired Ptosis and Continue to Grow Sales. Upneeq is the first and only non-surgical FDA-approved treatment option for acquired ptosis in adults. We believe that there is a significant commercial opportunity for Upneeq given the meaningful unmet need for a non-invasive treatment across millions of acquired ptosis patients in the United States. Our near-term focus is to continue the rollout of Upneeq into the medical aesthetics market through our dedicated aesthetics sales force, while continuing to support ongoing utilization and expanded penetration of Upneeq in ocular medicine markets. While promotion of the product currently relies heavily on our sales force engaging medical aesthetic practices, we continue to raise patient and physician awareness of acquired ptosis and Upneeq through traditional advertising, medical conferences, social media (e.g., Facebook and Instagram) and marketing partnerships.

Broaden Distribution Channels for Upneeq. Following FDA approval in July 2020, we launched Upneeq in eye care specialties and made the product exclusively available through prescription at our wholly-owned and operated pharmacy, RVL Pharmacy. While RVL Pharmacy remains the exclusive point of pharmacy fulfillment for Upneeq, we have also added additional means of access to the product for patients. In September 2021, we initiated the Direct Dispense program to eye care professionals and in early 2022 to medical aesthetics professionals. Under the program we sell Upneeq directly to eye care professionals and medical aesthetics practices where the practice is then able to resell and dispense Upneeq to appropriate patients. To address certain instances where an eye care professional or medical aesthetics practice may be unable to dispense a pharmaceutical product from his or her practice, in January 2022, we initiated the Virtual Inventory program where Upneeq is dispensed and furnished to patients by RVL Pharmacy pursuant to a prescription, after the product is sold to eye care professionals or medical aesthetics practices for resale to patients.

In 2022 we started supplying Upneeq to certain telemedicine providers with established channels to diagnose patients online and prescribe and ship directly to appropriate patients.

Continue to Divest Non-Core Assets. Following the sale of our Legacy Business in 2021, the Company is looking to continue monetizing non-core assets to fully focus resources on growing Upneeq. We consider our late stage product candidate, arbaclofen ER, a treatment for spasticity associated with multiple sclerosis, to be a non-strategic asset and the Company is seeking to either sell the asset or find a license partner to complete development and commercialize the product.

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

Medical research has shown that eyelid droop can cause pupil obstruction and deficits in patients’ superior visual field. Additionally, blepharoptosis can lead to an asymmetric eye appearance or sleepy look which in turn can lead to increased appearance related distress, anxiety and depression, similar to patients with other appearance-altering ocular conditions. A Company sponsored survey conducted in 2021 (n=149) indicated health care providers estimate prevalence of blepharoptosis among their patient population to range from 42% to 62%. Additionally, consumer interest in eyelid position is high. In a market research report we commissioned in 2021 among 10,000 women aged 20-70 with household incomes greater than $50,000, more than 60% of participants identified as having at least one droopy or low-lying eyelid. Of those who identified as having droopy or low-lying eyelid(s), approximately 29% indicated an interest in purchasing Upneeq, if prescribed.

We acquired the worldwide rights to RVL-1201 in 2017 in exchange for an upfront cash payment plus the obligation to make additional payments based on our net sales of the product. RVL-1201 is manufactured and supplied to us by Nephron Pharmaceuticals Corporation under an exclusive supply agreement that has a term of five years from the production of the initial commercial batches, which occurred in July 2020 and automatically renews for additional one-year periods unless either party provides at least 90 days advance written notice of non-renewal. Remaining milestone payments in an aggregate amount of up to $0.8 million could become payable by us upon the achievement of certain regulatory and sales milestones.

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

The second Phase III trial was a six-week randomized, multicenter, double-masked, placebo-controlled study to evaluate the safety and efficacy of once-daily treatment of RVL-1201 compared with placebo for the treatment of acquired blepharoptosis. The primary endpoint was a measurement of the mean change from baseline of the number of points seen out of a total of 35 in the top four rows of the LPFT as measured in two time points: hour 6 on day 1 and hour two on day 14. The secondary endpoint was a measurement of the distance between the center of the pupillary light reflex and the upper eyelid margin, or MRD-1. Topline results from the second Phase III trial showed that the trial met both the primary and secondary endpoints. The mean change from baseline on the LPFT on hour 6, day 1 was 6.3 for RVL-1201 versus 2.1 for vehicle (p < 0.0001) and on hour two, day 14 was 7.7 for RVL-1201 versus 2.4 for vehicle (p < 0.0001). The results also showed a statistically significant improvement in MRD-1 at 5 and 15 minutes, and 2 and 6 hours post dose on days 1 and 14. We also completed a 12-week randomized, multicenter, double-masked, placebo-controlled safety study to evaluate the safety of RVL-1201 compared with vehicle for the treatment of acquired blepharoptosis. Results of the safety study showed RVL-1201 was well tolerated when administered once daily over a 12-week period where the majority of adverse events were mild and did not require treatment. On July 8, 2020, the FDA approved Upneeq for the treatment of acquired blepharoptosis, or droopy or low-lying eyelids, in adults.

Arbaclofen ER for the Alleviation of Spasticity in Multiple Sclerosis Patients

We are also developing arbaclofen ER tablets. Baclofen is the only FDA-approved product that targets the GABA b receptor to treat spasticity. Baclofen is a racemic mixture comprised of an R and an S-isomer. The R-isomer of baclofen, or arbaclofen, has been shown in vivo to be up to 100 times more effective at targeting the GABA b receptor than the S-isomer. We developed our product candidate arbaclofen ER using our proprietary Osmodex drug delivery system for the treatment of spasticity in multiple sclerosis patients. Arbaclofen ER has received orphan drug designation by the FDA in this indication, and we have patent coverage for arbaclofen ER extending to 2036.

In June 2020, we amended our NDA, which had been previously submitted in 2015, for arbaclofen ER tablets for the alleviation of spasticity in multiple sclerosis to the FDA. On July 17, 2020, we received notice from the FDA that it considered the amendment a complete response to the July 9, 2016 action letter and set a goal date for a FDA decision on the NDA of December 29, 2020. On December 28, 2020, we received a CRL indicating the FDA could not approve the NDA in its then current form. The CRL stated that we did not provide adequate justification (including in our most recent NDA amendment) for the statistical analysis of the change from baseline to Day 84 in TNmAS-MAL scores comparing arbaclofen ER 40 mg to placebo, one of the co-primary endpoints. On January 23, 2021, we submitted a Type A meeting request to the FDA to discuss the CRL’s recommendations and obtain advice on a path forward for the NDA. The meeting took place on March 4, 2021, during which we explored selective review of the currently available data and options for a path forward for FDA approval, including conducting another clinical study. On August 2, 2021, we submitted a SPA to the FDA proposing an additional clinical study for arbaclofen ER. FDA responded in a letter dated October 15, 2021, indicating that they are unable to issue an agreement on the submitted protocol. On October 10, 2022, we resubmitted a SPA and on November 24, 2022, we received a letter from the FDA indicating that they were unable to issue an agreement on the SPA. On February 8, 2023, we resubmitted a SPA with a revised study protocol and statistical analysis. If we are required to conduct any additional clinical trials for arbaclofen ER, our development costs will increase, our regulatory approval process could be delayed or denied and we may not be able to find a third party to license or acquire arbaclofen ER in the timeframe currently contemplated, if at all.

Intellectual Property

We have built and continue to develop our intellectual property portfolio for Upneeq and arbaclofen ER. We rely on our substantial know-how, technological innovation, patents, trademarks, trade secrets, other intellectual property and in-licensing opportunities to maintain and develop our competitive position. We pursue patent protection in the United States and selected international markets. As of December 31, 2022, we owned or had license rights to 25 U.S. patents, 50 patents outside the United States and 28 pending patent applications, the last of which expires in 2039.

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

Competition

We believe Upneeq enjoys certain market benefits including the distribution channels through which patients access the product. Unlike most other pharmaceutical products, Upneeq is not distributed and dispensed by national pharmacy chains but is sold and dispensed directly to patients through our wholly owned pharmacy. Accordingly, in the event a generic equivalent to Upneeq were to be approved by the FDA, there is no retail pharmacy where the drug can be automatically substituted for a generic equivalent. Nevertheless, the pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. We may face competition from various eye care, medical aesthetics and generic drug companies that engage in drug development activities. Many of our competitors have greater financial flexibility to deploy capital in certain areas as well as more commercial and other resources, marketing and manufacturing organizations, and larger research and development staff. As a result, these companies may be able to pursue strategies or approvals that we are not able to finance or otherwise pursue and may receive FDA, European Medicines Agency or other applicable regulatory approvals more efficiently or rapidly than us. Also, our competitors may have more experience in marketing and selling their products post approval and gaining market acceptance more quickly. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Upneeq could become less competitive if our competitors are able to license or acquire technology that is more effective or less costly and thereby offer an improved or a cheaper alternative to Upneeq. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize Upneeq in our target commercial markets.

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

Orange Book Listing

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Upneeq, for example, as of December 31, 2022, had ten patents listed in the FDA Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA (i) that there is no patent listed with the FDA as covering the relevant branded product, (ii) that any patent listed as covering the branded product has expired, (iii) that the patent listed as covering the branded product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved by the FDA until the expiration of such patent or (iv) that any patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the ANDA is submitted. A notice of the Paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

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

Orphan Drugs

Arbaclofen ER has received Orphan Drug Designation for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis.

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

Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require manufacturers to adopt certain compliance standard; require disclosure to the government and public of such interactions; require disclosure of marketing expenditures or pricing information; regulate drug pricing and/or require the registration of pharmaceutical sales representatives. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to challenge.

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

State Price Reporting

Several states have implemented regulations around price transparency and are requiring pharmaceutical manufacturers to register and report a drug’s wholesale acquisition cost, or WAC, and any increase in a drug’s WAC price. We may or may not be subject to these regulations and cannot predict how many additional states will enact similar regulations or how these regulations will change in the future. If we are required to register and submit information and fail to do so, we may be subject to fines and other penalties for non-compliance.

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

Information about our Executive Officers

Brian Markison, 63, became a director and our Chief Executive Officer in 2016. Mr. Markison has been a healthcare industry advisor to Avista since September 2012 and has more than 30 years of operational, marketing, commercial development and sales experience with international pharmaceutical companies. From July 2011 to July 2012, he served as the President and Chief Executive Officer and member of the board of directors of Fougera Pharmaceuticals Inc., a specialty pharmaceutical company in dermatology that was sold to Sandoz Ltd., the generics division of Novartis AG. Before leading Fougera, Mr. Markison was Chairman and Chief Executive Officer of King Pharmaceuticals, Inc., which he joined as Chief Operating Officer in March 2004. He was promoted to President and Chief Executive Officer later that year and elected Chairman in 2007. Prior to joining King Pharmaceuticals, Inc., Mr. Markison held various senior leadership positions at Bristol-Myers Squibb Company, including President of Oncology, Virology and Oncology Therapeutics Network; President of Neuroscience, Infectious Disease and Dermatology; and Senior Vice President, Operational Excellence and Productivity. He serves as Chairman of the board of Lantheus Holdings, Inc. and is on the board of directors of Cosette Pharmaceuticals, Inc. He is also a Director of the College of New Jersey. Mr. Markison received a B.S. degree from Iona College.

James Schaub, 41, has served as our Executive Vice President and Chief Operating Officer since 2016. Prior to that he served as Chief Operating Officer of Trigen Laboratories beginning in December 2013. Mr. Schaub previously served as Vice President, M&A of Fougera Pharmaceuticals, Inc. from August 2011 to September 2012. Prior to that, Mr. Schaub spent five years with King Pharmaceuticals, Inc., where he held several commercial roles of increasing responsibility.

He joined our company in December 2013. Mr. Schaub holds a B.A. in Economics from Middlebury College and an M.B.A. from Rutgers Business School.

Christopher Klein, 59, became our General Counsel and Secretary in December 2013. Mr. Klein previously served as the General Counsel of Fougera Pharmaceuticals Inc. from August 2011 to September 2012. Prior to his time at Fougera Pharmaceuticals Inc., Mr. Klein spent six years with King Pharmaceuticals, Inc. where he held the position of Deputy General Counsel prior to King Pharmaceuticals, Inc.'s acquisition by Pfizer, Inc. Prior to that, Mr. Klein spent six years in senior legal roles with Bristol-Myers Squibb Company. Mr. Klein holds a B.A. in Biology from Adelphi University, an M.A. in Education from Columbia University and a J.D. from Fordham University.

Employees

As of December 31, 2022, we had a total of 125 full time employees (including two employees in Hungary). We have no collective bargaining agreements with our employees and none are represented by labor unions. We consider our current relations with our employees to be good.

Corporate Information

Our principal executive offices are located at 400 Crossing Boulevard, Bridgewater, New Jersey 08807, and our registered office in Ireland is 3 Dublin Landings, North Wall Quay, Dublin 1, D01 C4E0, Ireland and our telephone number is (908) 809-1300. Our website address is www.rvlpharma.com.

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

The divestiture of the Legacy Business in 2021 resulted in the loss of substantially all of our revenue generating assets. Our current business plan is focused on the continued commercialization and growth of Upneeq, which has and will continue to diminish our cash flows in at least the near term. We will require additional capital to fund our operating needs, including the expanded commercialization and growth of Upneeq and other activities. Accordingly, we expect to incur significant expenditures and sustain operating losses in the future.

In addition, the documentation governing our primary indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly product sales requirements. See the risk factor titled “The terms of the Note Purchase Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.”

These conditions give rise to a substantial doubt as to our ability to operate as a going concern as our current sources of liquidity will not be sufficient to allow us to meet our obligations, including the minimum liquidity covenant, for at least 12 months following the date the Consolidated Financial Statements contained in this Annual Report on Form 10-K are issued without raising additional funding. If we are not successful in executing our strategic plans described below, we expect that our current cash on hand, together with the net proceeds of anticipated sales of Upneeq, may not be sufficient to meet the minimum liquidity covenant through the end of the third quarter of 2023.

Our ability to continue as a going concern will require us to obtain additional funding, generate positive cash flow from operations and/or enter into strategic alliances or sell assets. We are exploring options to raise additional funding and may seek to raise additional capital through product collaborations or sales of our ordinary shares, including through equity sales agreements with broker/dealers or other public or private equity financings, convertible debt or through a sale of a portion or all rights to any of our assets. We cannot provide assurance that we will receive cash proceeds from any of these potential sources or to the extent cash proceeds are received, that such proceeds would be sufficient to support our current operating plan or allow us to continue as a going concern. Additional funds may not be available when we need them on terms that are acceptable to us or at all and the terms of any such financings may impose operating restrictions on us that limit or restrict our ability to operate our business, which could adversely affect our ability to continue and grow the commercialization of Upneeq and other activities on our intended timeline or at all.

To the extent that we raise additional capital through the sale of convertible debt securities or equity, including through our existing at-the-market equity facility, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. In addition, under U.S. securities laws, a company with a public float of less than $75 million measured at certain time periods may not issue securities under Registration Statements on Form S-3 in excess of one-third of its public float in a 12-month period, which may limit the amount of funds we can raise using Registration Statements on Form S-3. For purposes of the prior sentence, “public float” means the aggregate market value of a company’s shares held by non-affiliates.

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

On June 24, 2021, we and certain of our wholly-owned subsidiaries entered into a purchase and sale agreement with Acella Holdings, LLC, or Acella, and Alora Pharmaceuticals, LLC, an affiliate of Acella, pursuant to which we agreed to divest our Legacy Business to Acella through the sale of the equity interests of certain of our indirect subsidiaries and other assets. Following the closing of this transaction on August 27, 2021, and the divestiture of our Legacy Business, we retained the RVL Pharmaceuticals business focused on eye care and medical aesthetics, led by Upneeq. We do not currently commercialize any product other than Upneeq.

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

Our assessment of the potential market opportunity for Upneeq is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. The potential market opportunity for the treatment of acquired blepharoptosis, or droopy eye lid, is difficult to estimate precisely. The results from our physician and patient surveys may be less reflective of the acquired blepharoptosis population as a whole than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size or otherwise fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for Upneeq may be smaller than we expect, and as a result our product revenue may be less than expected. The uncertainty with respect to the long-term effects of the COVID-19 pandemic may also adversely impact the accuracy of such estimates and our potential market opportunity for Upneeq. Upneeq is available directly from a patient’s healthcare provider or through our pharmacy, RVL Pharmacy, and is a cash-only product not covered by any private or government insurance. We control the price for Upneeq at our pharmacy which is consistent for all patients. Although we believe this cash-only model with consistent pricing is a benefit to patients, the price or distribution model may not be accepted by clinicians or patients and may negatively impact filled prescriptions and sales of Upneeq.

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

If our product or our current and future product candidates do not produce the effects intended our business may suffer. For example, in July 2020, we received regulatory approval from the FDA for Upneeq, the first approved non-surgical treatment for acquired blepharoptosis, or droopy eyelid, in adults. We launched Upneeq in September 2020 to a limited number of eye care professionals and expanded our commercialization efforts in 2021 among ophthalmology, optometry and oculoplastic specialties. In January 2022, we began the launch of Upneeq into medical aesthetics practices in select markets in the United States. Despite these efforts, Upneeq may not produce sufficient treatment results such that patients, eye care specialists and other healthcare professionals deem it an effective treatment for acquired blepharoptosis. Upneeq and any products we may develop in the future may not have the effect intended if they are not taken in accordance with applicable instructions. Even when used as directed, there can be no assurance that Upneeq or any products we may develop in the future will not experience an actual or perceived lack of efficacy or increase in side effects.

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

As we expand our marketing efforts for Upneeq, we are investing in expanding our sales and marketing organization into new areas such as medical aesthetics. In 2020, we established our sales and marketing infrastructure for the commercial launch of Upneeq to eye care professionals and the distribution of Upneeq directly to patients through RVL Pharmacy. As a company we have limited experience in the sales, marketing and distribution of ophthalmic products. In 2022, we continued expanding our sales force and increasing the number of managers and sales people with medical aesthetics experience.

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

We have made the decision to dispense Upneeq solely through a mail order pharmacy operated by RVL Pharmacy, LLC. RVL Pharmacy LLC was established as a wholly-owned subsidiary of RVL Pharmaceuticals, Inc. (formerly RevitaLid, Inc. and the New Drug Application, or NDA, holder of Upneeq), which is our wholly-owned subsidiary commercializing Upneeq. The pharmacy dispenses only Upneeq and operates only on a cash basis (i.e., it does not submit any claims to third party payors for prescriptions filled). We cannot be certain that this business model will be successful. As a pharmacy, RVL Pharmacy is subject to certain regulations that have not historically applied to our operations, including state pharmacy licensure requirements and certain privacy and data security laws applicable only to health care providers. In the United States, our companies may be subject to federal and state privacy laws generally applicable to business entities. There are, however, numerous other federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information that could apply to our pharmacy operations. For example, pharmacies licensed under California law are subject to California’s Confidentiality of Medical Information Act, CMIA, which places restrictions on the use and disclosure of medical information by providers of health care, including pharmacies, and can impose a significant compliance obligation on such providers. Violations of the CMIA can result in criminal, civil and administrative sanctions, and the CMIA also provides individuals a private right of action with respect to disclosures of their health information that violate CMIA.

Despite our status as a pharmacy, we are not currently subject to the federal health information privacy law known as the Health Insurance Portability and Accountability Act, or HIPAA. If our business model changes and RVL Pharmaceuticals or RVL Pharmacy engages in certain activities that would make RVL a business associate or covered entity under HIPAA, such as processing financial transactions for a healthcare professional who is a covered entity or processing electronic standard transactions involving individually identifiable information, such as submission of claims to third party payors, RVL Pharmaceuticals or RVL Pharmacy could become subject to HIPAA as could other companies that had access to individually identifiable information about pharmacy patients in connection with activities supporting the pharmacy. HIPAA covered entities and business associates are subject to comprehensive data privacy, security and breach notification obligations and non-compliance may result in civil money penalties as well as criminal fines and imprisonment.

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

Upneeq is currently marketed to eye care professionals who submit prescriptions for Upneeq directly to RVL Pharmacy for processing and dispensing. In September 2021, we introduced the Direct Dispense model to eye care practices. Pursuant to this model, eye care practices can purchase case quantities of Upneeq directly from RVL and then charge and dispense Upneeq directly from the practitioner’s office to patients who are diagnosed with acquired blepharoptosis and prescribed Upneeq by the practitioner. In January 2022, we introduced the Virtual Inventory program for practitioners who are unable to provide Upneeq directly from their offices. This program allows practitioners to purchase case quantities of Upneeq from RVL and charge their patients for the product, but the prescriptions for Upneeq are processed by and dispensed from RVL Pharmacy without the practitioner holding physical inventory even though title passes to the practitioner before passing to the patient. Under either the Direct Dispense or Virtual Model, state attorneys general or state regulatory agencies such as boards of ophthalmology, optometry or pharmacy may challenge the ability of practitioners to charge for and/or dispense Upneeq directly from a practitioner’s office or the financial arrangements underlying the models. We are developing a connected account program for healthcare professionals that we intend to offer in the second half of 2023, pursuant to which RVL would provide financial transaction processing services for healthcare professionals who prescribe and sell Upneeq directly to patients. The connected account program will offer practitioners a way to prescribe and sell Upneeq to a patient, submit the prescription to RVL Pharmacy for processing and dispensing, and have RVL handle the financial processing to charge the patient’s credit card. At the time of sale, the practitioner will send to RVL its cost of goods and send to the physician’s connected account the difference between his or her cost of Upneeq and the charge to the patient. If practitioners are unwilling to purchase Upneeq as part of the Direct Dispense or Virtual Inventory programs, or are unwilling to participate in the connected account program, or if one or more states prohibit implementation of the models or take enforcement action against us or the practitioners, we may not be successful with the Direct Dispense, Virtual Inventory and/or connected account programs, which would adversely affect our business, results of operations or financial condition.

We may incur operating losses in the future.

Our net loss was $51.7 million for the year ended December 31, 2022. Our operating results may fluctuate significantly from quarter to quarter and year to year.

We devote significant amounts of financial resources to the marketing, sale and commercialization of Upneeq, and support of our research and development of our clinical and preclinical programs. We expect to incur significant expenses in the future. These expenses include those related to ongoing activities, as we:

●	add personnel to support our marketing, commercialization and sales of Upneeq and continue clinical and preclinical product development efforts;
●	launch new products into the marketplace;
●	potentially conduct clinical trials and seek regulatory approval for additional indications for Upneeq;
●	continue development of arbaclofen ER;
●	continue our efforts for identifying new product opportunities, including business development and acquisitions; and
●	operate as a public company.

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

The economic impact of the spread of COVID-19, which has caused a broad impact globally, has and may in the future adversely affect us. In particular, we launched our commercial activities for Upneeq and began engaging with eye care providers to promote Upneeq in September 2020, and since that time have expanded our field sales force into medical aesthetics. In some instances, our sales force has encountered challenges engaging with healthcare providers during this on-going pandemic.

Additionally, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic has resulted in and could continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity and our ability to execute on our strategic plans.

In addition, the disruptions caused by the COVID-19 pandemic could divert healthcare resources away from, or materially delay the FDA approval with respect to, our clinical trials and marketing applications for our current and future product candidates. It is unknown how long these disruptions could continue.

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

Goodwill and indefinite-lived intangible assets represent a significant portion of our total assets. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. Our indefinite-lived intangible assets relate to in-process research and development assets representing the value assigned to acquired research & development projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. In the future, goodwill and indefinite-lived intangible assets may increase as a result of future acquisitions. We review our goodwill and indefinite lived intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business. Any impairment of goodwill or indefinite-lived intangible assets, although a non-cash charge against earnings, could have a material adverse effect on our business, consolidated financial condition and results of operations. For example, we recognized impairment charges of $13.3 million and $7.9 million for the years ended December 31, 2022 and 2021, respectively, related to write downs to fair value of arbaclofen ER due to delays in anticipated commercialization of the product candidate, if approved. The extent to which we may record additional impairment charges in the future, in particular with respect to the commercialization of Upneeq or the development and regulatory approval of arbaclofen ER, remains uncertain. Any significant further impairment charges may adversely affect our results of operations.

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

Our product Upneeq is a reference listed drug. After the regulatory exclusivity period expires for Upneeq in July 2023, manufacturers may gain approval of generic versions of Upneeq through the submission of Abbreviated New Drug Applications, or ANDAs. In order to obtain approval of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use and labeling as the reference listed drug, and that the generic version is bioequivalent to the reference listed drug, meaning that it is chemically identical and is absorbed in the body at the same rate and to the same extent. Ordinarily a generic drug developer will obtain samples of a reference listed drug on the open market. However, in cases where a reference listed drug is not available because of, for example, limited distribution, a generic company may request samples of the reference listed drug from the NDA holder under the Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act. The CREATES Act established a process that requires brand-name companies to provide generic companies with needed samples if the product is not generally available. The CREATES Act imposes substantial penalties if a branded company does not follow timing or other requirements set out in the law or otherwise acts in bad faith with respect to the sample request. As of December 31, 2022, we have received two requests for samples of Upneeq from generic companies pursuant to the CREATES Act. We have provided samples in response to each request.

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

Upneeq prescriptions are distributed to patients through our pharmacy, RVL Pharmacy, in Sayreville, New Jersey and through a contract pharmacy, KnippeRx, in Charlestown, Indiana. Under our Direct Dispense program Upneeq is shipped directly to healthcare practices from Eversana Life Science Services, in Memphis Tennessee. These facilities, or the facilities of third parties that we rely on for the development, supply, marketing or distribution of raw materials or finished products, including Nephron Pharmaceuticals’ facility in South Carolina, which we rely upon for the manufacture of Upneeq, could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. For example, the ongoing COVID-19 outbreak has resulted in increased travel restrictions and may result in extended shutdown of our facilities or certain of our suppliers’ businesses, which may negatively affect our suppliers’ operations. These or any further political or governmental developments or health concerns in countries in which we or our suppliers operate could result in social, economic and labor instability, which could have a material adverse effect on the continuity of our business, including with respect to the availability of raw materials for production. A significant disruption at any of these facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial condition and results of operations.

We depend to a large extent on third-party suppliers and distributors for the raw materials for Upneeq, particularly the chemical compounds comprising the API used in Upneeq, as well as suppliers and distributors for certain finished goods. A prolonged interruption in the supply of such products could have a material adverse effect on our business, financial position and results of operations.

We purchase raw materials, including API, and finished goods from both U.S. and non-U.S. companies. If we experience supply interruptions or delays, we may have to obtain substitute materials or products, which in turn would require us to obtain amended or additional regulatory approvals, subjecting us to additional expenditures of significant time and resources. We may source finished goods, raw materials or API from a single source, which increases the risk to our business if supply from that source is interrupted. For example, Nephron Pharmaceuticals Corporation is our only supplier of Upneeq. If Nephron is unable to manufacture and deliver Upneeq in a timely manner, or is unable to manufacture Upneeq at a scale sufficient to meet demand or in compliance with FDA requirements, it could have a material adverse effect on our business, financial position and results of operations.

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

In addition, changes in our suppliers, including suppliers of finished goods, raw materials or API, could result in significant delays in production, higher raw material costs and loss of sales and customers, because regulatory authorities must generally approve raw material sources for pharmaceutical products, which may be time consuming. Any significant supply interruption could have a material adverse effect on our business, research and development programs, financial condition, prospects and results of operations. Because the federal drug approval application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier may be required. A delay in the manufacture and marketing of the drug involved while a new supplier becomes approved by the FDA and its manufacturing process is determined to meet FDA standards could have a material adverse effect on our results of operations and financial condition. Generally, we attempt to mitigate the potential effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs that we manufacture. In addition, we may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for our product.

Our future success depends on our ability to attract and retain key employees and consultants.

Our future success depends, to a substantial degree, upon the continued service of the key members of our management team. The loss of the services of key members of our management team, including Brian Markison and James Schaub, or their inability to perform services on our behalf could have a material adverse effect on our business, financial condition, prospects and results of operations. Our success also depends, to a large extent, upon the contributions of our sales, marketing, scientific and quality assurance staff. We compete for qualified personnel against other brand and generic pharmaceutical manufacturers that may offer more favorable employment opportunities. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we could experience constraints that would adversely affect our ability to sell and market Upneeq and any other products we may develop effectively and to support our research and development programs. In particular, sales and marketing efforts depend on the ability to attract and retain skilled and experienced sales, marketing and quality assurance representatives. Although we believe that we have been successful in attracting and retaining skilled personnel in all areas of our business, we cannot provide assurance that we can continue to attract, train and retain such personnel. Any failure in this regard could limit our ability to generate sales and develop or acquire new products.

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks. We experienced a ransomware attack in the past and there is no guarantee that we will not experience future attacks or breaches.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. Our systems are subject to frequent attacks.  For example, we were recently subject to an attack involving the Conti ransomware strain. We were able to restore our systems, and although forensic investigators determined that no RVL data was impacted during the incident, there is no guarantee that future attempts will not be successful. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. Service interruptions could also result from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

Risks related to the development and commercialization of products

If we are unable to successfully develop or commercialize new products, or to do so on a timely or cost-effective basis, or to extend life cycles of our existing product, our operating results will suffer.

Developing and commercializing a new product is time consuming and costly and is subject to numerous factors that may delay or prevent development and commercialization. Our future results of operations will depend upon our ability to successfully gain FDA approval of and commercialize new, including in-licensed, products in a timely and cost-effective manner. There are numerous difficulties in developing and commercializing new products, including:

●	the ability to develop products in a timely and cost-effective manner and in compliance with regulatory requirements;
●	the success of the pre-clinical and clinical testing processes to assure that new products are safe and effective;
●	the risk that any of our current and future product candidates, if and when fully developed and tested, will not perform as expected;
●	the ability to acquire or in-license new products that can be successfully commercialized by our existing marketing and sales team;
●	delays or unanticipated costs, including delays associated with the completion of clinical trials for our branded products;
●	delays associated with FDA registration, listing and approval processes and the ability to obtain in a timely manner, and maintain, required regulatory approvals;
●	legal challenges to our branded product or branded product intellectual property;
●	the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;
●	our ability to scale-up manufacturing methods to successfully manufacture commercial quantities of products in compliance with regulatory requirements; and
●	acceptance of our current and future products by physicians, patients, payors and the healthcare community.

As a result of these and other difficulties, products currently in development or that we may seek to develop or acquire may not receive necessary regulatory approvals on a timely basis or at all and we may not succeed in effectively managing our development costs. Further, if we are required by the FDA or any equivalent foreign regulatory authority to complete clinical trials in addition to those we currently expect to conduct, or to repeat a clinical trial that has already been completed, or if there are any delays in completing preclinical studies, filing an Investigational New Drug Application, or IND, or completing clinical trials, our expenses could increase.

NDAs are subject to uncertainties, high costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. For example, in December 2020 we received a complete response letter, or CRL, from the FDA in connection with our NDA for arbaclofen ER for the treatment of multiple sclerosis patients with spasticity. A CRL indicates that FDA will not approve an NDA or ANDA in its present form due to certain deficiencies. In the CRL, FDA recommended that we conduct a new study in order to provide substantial evidence of efficacy of arbaclofen ER. On March 4, 2021, we participated in a meeting with the FDA during which we explored selective review of the currently available data and options for a path forward for FDA approval, including conducting another clinical study. On August 2, 2021, we submitted a Special Protocol Assessment, or SPA, to the FDA proposing an additional clinical study for arbaclofen ER. The FDA responded in a letter dated October 15, 2021, indicating that they are unable to issue an agreement on the submitted protocol. On October 10, 2022, we resubmitted a SPA and on November 24, 2022, we received a letter from the FDA indicating that they were unable to issue an agreement on the SPA. On February 8, 2023, we resubmitted a SPA with a revised study protocol and statistical analysis. The FDA’s review of arbaclofen ER, as well as any required subsequent clinical testing, has delayed and may prevent the commercial launch of, or ability to divest or partner, arbaclofen ER and increase our operating expenses, including the expenses associated with any additional clinical trials for arbaclofen ER, which could have a material adverse effect on our business, financial position and results of operations. If we are unable to develop and commercialize branded products successfully or are delayed in our attempts to do so, we may have to rely primarily on revenue from Upneeq to support research and development efforts.

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

We expend resources on research and development primarily to enable us to manufacture and market FDA-approved products in accordance with FDA regulations. We have entered into, and may in the future enter into, agreements that require us to make significant milestone payments upon achievement of various research and development events and regulatory approvals. As we continue to develop new products, we may incur increased research, development and licensing expenses. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of new FDA-approved products. Also, after we or our development partners submit an NDA, the FDA may request that we conduct additional clinical trials for an NDA, as the FDA did in December 2020 in its CRL in connection with our NDA for arbaclofen ER. In the CRL FDA indicated we would need to conduct a new study in order to provide substantial evidence of efficacy of arbaclofen ER given that the primary endpoint for Study OS440-3004, change from baseline to Day 84 in TNmAS-MAL scores comparing arbaclofen ER 40 mg to placebo, was not met and the co-primary endpoint, results from the clinical global impression of change on Day 84, did not support a treatment benefit. Any additional clinical studies required for arbaclofen ER as a result of our discussions with the FDA regarding the CRL may result in substantial additional research and development costs.

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

FDA approval of arbaclofen ER could potentially be available through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for arbaclofen ER or any future product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing shareholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our current and future product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that arbaclofen ER or any future product candidates will receive the requisite approvals for commercialization.

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

Although we have received Orphan Drug Designation for arbaclofen ER, we may not obtain or maintain the benefits associated with Orphan Drug Designation, including market exclusivity for arbaclofen ER.

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

Although we have received Orphan Drug Designation for arbaclofen ER for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis, we may not receive the full set of benefits potentially associated with Orphan Drug Designation. The FDA has previously approved baclofen, a racemic mixture comprised of an R- and an S-isomer, for the treatment of intractable muscle spasticity in multiple sclerosis patients. If the FDA determines that our product, arbaclofen ER, which is the R-isomer of baclofen, contains the same active ingredient and is indicated for the same use as the approved product, we could be precluded from obtaining orphan drug exclusivity for our product unless we are able to demonstrate that our product is clinically superior to the approved product, which could potentially require a head-to-head study. Moreover, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. A competitor also may receive approval of different products for the same indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Additionally, orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

The patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of significant litigation in recent years. Legal standards relating to scope and validity of patent claims are evolving and may differ in various countries. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Any patents we have obtained, or may obtain in the future, may be challenged, invalidated or circumvented. For example, Upneeq is protected by three years of new product data exclusivity that expires July 8, 2023, and eleven patents listed in the FDA Orange Book, three of which expire August 26, 2031 and eight of which expire December 16, 2039. A competitor that develops a generic version of Upneeq can submit an ANDA at any time, and that ANDA may include a Paragraph IV certification alleging that our Orange Book-listed patents are invalid, unenforceable or not infringed. If that were to occur, we would need to assert one or more of our patents. Litigation in which generic companies challenge Orange Book listed patents tends to be lengthy and expensive, and may result in one or more of our patents being held invalid, unenforceable or not infringed and, may expose us to generic competition sooner than we otherwise expect. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

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

Currently RVL Pharmaceuticals, Inc. does not participate in any federal or state healthcare programs or submit any claims to third party payors. Upneeq is a cash-pay only product not covered by any government healthcare program or private health insurance plan that is dispensed exclusively through RVL Pharmacy or sold directly to healthcare practices. However, this may change for Upneeq in the future, or products we may develop or acquire in the future that we commercialize may be covered under public and/or private insurance. There is no assurance that any drug that we market will be covered by any third-party payor, or that, once a coverage determination has been made, the third-party payor will offer an adequate reimbursement level for that product. Third-party payors may limit coverage to specific products on an approved formulary, which might not include all of the approved products for a particular indication or implement other measures (such as requiring prior authorization) to manage utilization of covered drugs. In determining whether to approve reimbursement for our product and at what level, we expect that third-party payors will consider factors that include the efficacy, cost effectiveness and safety of our product, as well as the availability of other treatments including other generic prescription drugs and over-the-counter alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face mounting pressure to offer new or enhanced discounts or rebates from list prices or to implement other unfavorable pricing modifications. Obtaining and maintaining favorable coverage and reimbursement can be a time consuming and expensive process, and there is no guarantee that we will be able to negotiate or continue to negotiate pricing terms with third-party payors at levels that are profitable to us, or at all. Additionally, any reimbursement granted may not be maintained and any limits on reimbursement available from third-party payors may reduce the demand for, or negatively affect the price of those products, and could significantly harm our business, results of operations, financial condition and cash flows.

Within the United States, federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended, the Health Care and Education Reconciliation Act, or the Affordable Care Act, which among other things, expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included a number of changes to the coverage and reimbursement of drug products under government healthcare programs.

Beyond the Affordable Care Act, there have been ongoing health care reform efforts. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program and a drug price negotiation program for certain high spend Medicare Part B and D drugs.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenges. For example, with respect to the Affordable Care Act tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2032.

There have also been efforts by federal and state government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices.

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2031 (Except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our current or future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any changes to the Affordable Care Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

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

Our business operations and interactions with third parties in the healthcare industry, including healthcare professionals, other healthcare providers, third-party payors and patient organizations, are or may be subject to a wide range of healthcare and other regulatory laws. These laws constrain the business or financial arrangements through which we conduct our operations, including how we research, market, sell and distribute Upneeq and any products we may develop in the future. In particular, although currently Upneeq is not reimbursed by any government or private health plan, if this changes or if we market future products reimbursed by government healthcare programs and private health plans, additional laws designed to prevent fraud and abuse in the healthcare industry may apply. Healthcare and other regulatory laws applicable to our activities or activities related to any products we may develop in the future may include:

●	U.S. federal anti-kickback or similar fraud and abuse laws which prohibit the offer, solicitation, payment or receipt of value in order to generate business reimbursable under government healthcare programs and/or private health plans;
●	U.S. federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
●	the U.S. federal law HIPAA, as amended, which imposes certain privacy, security and breach reporting obligations, with respect to individually identifiable health information upon covered entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates which perform certain services that involve creating, using, maintaining or transmitting individually identifiable health information;
●	the U.S. FDCA, which prohibits, among other things, the adulteration or misbranding of drugs;
●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
●	the so-called federal “Sunshine” or Open Payments law, which requires pharmaceutical and medical device companies to report certain financial interactions with teaching hospitals, physicians and certain non-physician practitioners as well as ownership and investment interests held by physicians and their immediate family members to the federal government for re-disclosure to the public;
●	U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws; state laws that require pharmaceutical companies to comply with specific compliance standards; state laws that require pharmaceutical companies to report certain financial interactions with healthcare providers; state laws that require drug manufacturers to file reports relating to pricing sales, shipping and marketing information; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the

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

Numerous U.S. states and countries in which we operate, manufacture and sell our product have, or are developing, laws protecting data privacy and the confidentiality of certain personal data, including not only patient health information but also data on employees, customers, contractors and other types of individuals with whom we interact. The global data protection landscape is rapidly evolving, and we expect that there will continue to be new and proposed laws, regulations, and industry standards concerning privacy, data protection and information security, and we cannot yet determine the impact that such future laws, regulations and standards may have on our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. One example of such a law is the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to receive certain details regarding the processing of their data by covered companies, the right to request deletion of their data, and the right to opt out of sales of their data. The CCPA additionally imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA provides for imposition of substantial fines on companies that violate the law and also confers a private right of action on data subjects to seek statutory or actual damages for breaches of their personal information. On November 3, 2020, California voters passed a ballot initiative approving the California Privacy Rights Act (CPRA), which will significantly expand the CCPA to incorporate additional provisions, including a requirement that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties. Most CPRA provisions took effect on January 1, 2023, though the obligations apply to any personal information collected after January 1, 2022. Other states are also enacting comprehensive privacy legislation, including Virginia and Colorado, both of which passed expansive privacy laws in 2021 that take effect in 2023.

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

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. Persons who are not subject to HIPAA as a covered entity or business associate may nonetheless be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information that we receive throughout the clinical trial process or in the course of our research collaborations. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR. Also, our status for HIPAA purposes may change in the future as we implement a connected account program and process financial transactions for healthcare providers who are covered entities, in which case we may be considered a business associate under HIPAA.

Even if we are not subject to HIPAA, we may maintain sensitive personally identifiable information, including health information that we receive throughout the clinical trial process or in the course of our research collaborations. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR.

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

Manufacturing or quality control problems at our or our third-party manufacturing facility operated by Nephron Pharmaceuticals may damage our reputation for quality production, require costly remedial activities delay or interrupt the supply of Upneeq and negatively impact our business, results of operations and financial condition.

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

The note purchase agreement, dated October 1, 2021 (as amended on August 4, 2022 and March 8, 2023, the “Note Purchase Agreement”), with Athyrium Opportunities IV Acquisition LP, as the administrative agent (the “Administrative Agent”), contains a number of restrictive covenants that impose significant operating and financial restrictions on our operating subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

In addition, the restrictive covenants in the Note Purchase Agreement require us to comply with certain minimum liquidity requirements and minimum quarterly product sales requirements. Under the terms of the Note Purchase Agreement, we are required to maintain unrestricted cash and cash equivalents greater than or equal to $12.5 million, as further described in the Note Purchase Agreement, and, as of the end of each fiscal quarter, we are required to maintain Consolidated Upneeq Net Product Sales (as defined in the Note Purchase Agreement) greater than or equal to specified quarterly thresholds (currently at $7 million for the quarter ending March 31, 2023, and increasing in $1 million increments each quarter thereafter until the quarter ending June 30, 2024, for which quarter and all subsequent quarters the threshold is $12 million). Our ability to meet these restrictive covenants can be affected by events beyond our control.

A breach of the covenants under the Note Purchase Agreement (subject to any applicable grace periods) would result in an event of default under the Note Purchase Agreement. Such an event of default would allow the noteholders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies which could have a material adverse effect on our business, operations and financial results. Furthermore, if we were unable to repay our obligations in respect of the senior secured notes issued pursuant to the Note Purchase Agreement (the “Senior Secured Notes”), the noteholders could proceed against the collateral granted to them to secure the Senior Secured Notes which could force us into bankruptcy or liquidation. In the event the noteholders accelerate the repayment of the Senior Secured Notes, we and our subsidiaries may not have sufficient assets to repay such Senior Secured Notes. Any acceleration of amounts due under the Note Purchase Agreement or the exercise by the applicable lenders of their rights under the related security documents would likely have a material adverse effect on us. As a result of these restrictions, we may be:

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

Subject to the limits contained in our Note Purchase Agreement, we may incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to this high level of debt could intensify. Specifically, the high level of debt could have important consequences, including, but not limited to:

●	increasing our vulnerability to general adverse economic and industry conditions;
●	exposing us to the risk of increased interest rates as certain of our indebtedness, including the Senior Secured Notes, are at variable rates of interest;
●	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
●	placing us at a disadvantage compared to other, less leveraged competitors; and

●	increasing our cost of borrowing.

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

We and our subsidiaries may have to incur significant additional indebtedness in the future. Although the Note Purchase Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions, and restrictions contained in any future debt agreement, are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify. In addition, the restrictions in the Note Purchase Agreement will no longer apply following our repayment of the Senior Secured Notes. At that time, we will be able to incur new indebtedness without regard to the restrictions in the Note Purchase Agreement, which could result in similar, or more severe, risks than those described above.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our obligations under the Senior Secured Notes to increase significantly.

The Senior Secured Notes accrue interest at a variable rate, which exposes us to interest rate risk. Specifically, the Senior Secured Notes bear interest at a rate per annum equal to the sum of 9.00% plus the adjusted three-month term Secured Overnight Financing Rate, or Term SOFR. The Note Purchase Agreement includes a Term SOFR floor of 1.50% with a cap of 3.00%. An increase in Term SOFR could result in a substantial increase in our annual interest expense associated with the Note Purchase Agreement.

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

We could be an emerging growth company until the end of 2023, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenues of $1.235 billion or more during any fiscal year before that time, in which cases, we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. In addition, we qualify as a “smaller reporting company,” which allows us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding financial statements, executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them, and we cannot predict or estimate the amount or timing of such additional costs.

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

We are currently controlled by Avista and Altchem, who we refer to as our Sponsors. At December 31, 2022, investment funds affiliated with the Sponsors beneficially owned approximately 47.8% of our outstanding ordinary shares. For as long as the Sponsors own or control a significant portion of our outstanding voting power, they will have the ability to strongly influence or effectively control corporate actions requiring shareholder approval, including over the election and removal of directors, any amendment to our Constitution, the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. In addition, each of the Sponsors has a contractual right to nominate two directors for so long as such Sponsor owns at least 20% of our outstanding ordinary shares, and one director for so long as such Sponsor owns less than 20% but more than 10% of our outstanding ordinary shares.

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

A number of factors may increase our future effective tax rates, including: the jurisdictions in which profits are determined to be earned and taxed (which may vary depending on our taxable presence in such jurisdictions as may be determined by tax authorities in such jurisdictions); the resolution of issues arising from tax audits that may be undertaken by various tax authorities; changes in the valuation of our deferred tax assets and liabilities due to changes in applicable tax legislation; increases in expenses that are not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions; changes in available tax credits; changes in share-based compensation; changes in tax laws or the interpretation of such tax laws (including U.S. tax legislation enacted in 2017 or 2022 and current U.S. legislative proposals); changes to currently applicable tax treaties, including those resulting in a loss of treaty benefits; changes in GAAP; and challenges to the transfer pricing policies related to our structure undertaken by various tax authorities. Currently, jurisdictions within the Organization for Economic Co-Operation and Development, or the OECD, are reviewing OECD proposals relating to base erosion and profit shifting, or BEPS, including minimum tax proposals. Jurisdictions within the OECD and other countries have implemented or begun to implement OECD proposals related to BEPS. Our effective tax rate could be adversely affected by such OECD proposals or corresponding European Union directives (and the implementation of such proposals and directives).

It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become a resident for tax purposes in a jurisdiction other than Ireland. Should we cease to be an Irish tax resident, we may be subject to a higher rate of tax in another jurisdiction and/or be subject to an exit tax charge on ceasing to be an Irish tax resident. Additionally, the tax laws of Ireland and other jurisdictions in which we operate could change in the future, and such changes could cause a material adverse change in our effective tax rate.

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

We do not believe that we were a PFIC for the 2022 taxable year, and, based upon our current and projected income and assets, and projections as to the value of our assets, we do not anticipate becoming a PFIC for the 2023 taxable year. However, no assurance can be given in this regard. In general, the application of the PFIC rules depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets, and the composition of our income) and the application of the PFIC rules (including the classification of assets and income), which are subject to differing interpretations. Moreover, with respect to the current tax year a determination is only made annually after the end of the taxable year. In addition, the value of our assets for purposes of the asset test, including the value of our goodwill and other intangibles, may be determined by reference to the market price of our ordinary shares. Furthermore, the composition of our income and assets may also be affected by how quickly we spend any cash that is raised in any financing transaction or offering. If our ordinary shares are not treated as “publicly traded” within the meaning of applicable U.S. Treasury Regulations, our risk of becoming classified as a PFIC may increase. In light of the foregoing, no assurance can be provided that we have not been and will not be a PFIC for the current taxable year or that we will not become a PFIC for any future taxable year.

A U.S. Holder may be able to mitigate some of the adverse U.S. federal income tax consequences described above with respect to owning our ordinary shares if we are classified as a PFIC, provided that such U.S. Holder is eligible to make, and validly makes a “mark-to-market” election. In certain circumstances a U.S. Holder may be able to make a “qualified electing fund” or “QEF” election to mitigate some of the adverse tax consequences described below with respect to an ownership interest in a PFIC by including in income its share of the PFIC’s income on a current basis. However, we do not currently intend to prepare or provide the information that would enable a U.S. Holder to make a qualified electing fund election.  In any event, the U.S. federal income tax consequences to U.S. holders with respect to the acquisition, ownership and disposition of our ordinary shares and any distributions such U.S. holders may be affected by making a timely qualified electing fund election if we provide the necessary information to such U.S. holders to make such election, or to a U.S. holder that makes a mark-to-market election

Investors should consult their own tax advisors regarding all aspects of the application of the PFIC rules to our ordinary shares.

U.S. holders of 10% or more of the voting power or value of our ordinary shares may be subject to U.S. federal income taxation at ordinary income tax rates on undistributed earnings and profits.

There is a risk that we will be classified as a ‘‘controlled foreign corporation,’’ or CFC, for U.S. federal income tax purposes. We will generally be classified as a CFC if more than 50% of our outstanding shares, measured by reference to voting power or value, are owned (directly, indirectly or by attribution) by ‘‘U.S. Shareholders.’’ For this purpose, a ‘‘U.S. Shareholder’’ is any U.S. person that owns directly, indirectly or by attribution, 10% or more of the total voting power or total value of our outstanding shares. If we are classified as a CFC, a U.S. Shareholder may be subject to U.S. income taxation at ordinary income tax rates on its proportionate share of our undistributed earnings and profits attributable to ‘‘subpart F income’’ or undistributed earnings and profits invested in certain U.S. property and may also be subject to tax at ordinary income tax rates on any gain realized on the sale of our ordinary shares, to the extent of our current and accumulated earnings and profits attributable to such shares. A U.S. Shareholder of a CFC is also required to include in gross income for a taxable year, at a reduced effective tax rate, its proportionate share of certain non-U.S. active business income of a CFC not included in a CFC’s ‘‘subpart F income,’’ or ‘‘global intangible low-taxed income,’’ to the extent such CFC’s ‘‘tested income’’ is in excess of 10% of the adjusted U.S. federal income tax basis of depreciable tangible assets used in the CFC’s trade or business (reduced by a U.S. Shareholder’s allocable net interest expense) and is not otherwise offset by any ‘‘tested loss’’ attributable to other CFCs owned by such U.S. Shareholder. Foreign taxes paid by a CFC attributable to the CFC’s ‘‘subpart F income’’ and ‘‘global intangible low-taxed income’’ and any corresponding foreign tax credits may affect the amount of income includible in a U.S. Shareholder’s gross income for U.S. tax purposes. Even if we are not classified as a CFC, certain of our non-U.S. subsidiaries are treated as (or could be treated) as CFCs due to the application of certain attribution rules that currently apply in determining CFC status. Any U.S. Shareholder of such non-U.S. subsidiaries may be required to report annually and include in its U.S. taxable income its pro rata share of ‘‘subpart F income,’’ ‘‘global intangible low-taxed income’’ and investments in U.S. property attributable to those non-U.S. subsidiaries. While we do not currently expect any such non-U.S. subsidiary that is currently treated as a CFC to generate material “subpart F income” or “global intangible low-taxed income,” no assurance can be given in this regard. The CFC rules are complex and U.S. Shareholders and U.S. holders of our ordinary shares are urged to consult their own tax advisors regarding the possible application of the CFC, ‘‘subpart F income,’’ and ‘‘global intangible low-taxed income’’ rules (including applicable direct and indirect attribution rules) to them based on their particular circumstances.

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

We may be a party to legal proceedings, including matters involving securities liability, personnel and employment issues, intellectual property claims and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of investigations and proceedings in the health care industry generally that seek recovery under the statutes and regulations identified in the section entitled “Business—Government Regulation and Approval Process.” We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles, or GAAP. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in our evaluation or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results. For more information on our material pending litigation, see the risk factor titled “Our competitors or other third parties may allege that we, our suppliers or partners are infringing their intellectual property, forcing us to expend substantial resources in litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation, including losses related to “at-risk” product launches, could have a material adverse effect on our business, financial position and results of operations” and the section entitled “Legal Proceedings” herein.

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

In connection with the preparation of the prospectus for our initial public offering, we identified errors in our financial statements for the years ended December 31, 2016 and 2017 related to our accounting for certain aspects of a business combination. The required adjustments to address these errors led to restatements of those financial statements. In addition, we had to correct certain misstatements in our annual and interim financial statements for 2018 and 2019 related to misstatements associated with the tax treatment of certain intercompany transactions at the time of the business combination. Additionally, as previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2019, revisions were necessary to correct misstatements related to uncertain tax positions and prepaid taxes and certain other previously identified immaterial misstatements. If we are required to restate any of our financial statements in the future due to our inability to adequately remedy the issues that gave rise to these restatements or for any other reason, we may be subject to regulatory penalties and investors could lose confidence in the accuracy and completeness of our financial statements, which could cause our share price to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal office is located in Bridgewater, New Jersey, where we lease approximately 7,300 square feet of office space pursuant to a sub-lease that expires in November 2023. We also lease approximately 5,200 square feet of space in Sayreville, New Jersey, from which we operate RVL Pharmacy, pursuant to a lease that expires in December 2026. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space would be readily available on commercially reasonable terms.

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

As of March 20, 2023, there were three registered holders of record of our ordinary shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No ordinary shares were purchased by or on behalf of RVL Pharmaceuticals plc or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934 during the year ended December 31, 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors,” “Business” and the audited Consolidated Financial Statements, including the related notes, appearing elsewhere in this Annual Report on Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. As used in this Annual Report on Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “RVL” refer to RVL Pharmaceuticals plc (formerly Osmotica Pharmaceuticals plc) and subsidiaries. This discussion and analysis is based upon the historical financial statements of RVL Pharmaceuticals plc and subsidiaries appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of products that target markets with underserved patient populations in the ocular medicine and medical aesthetics therapeutic areas.

In July 2020, we received regulatory approval from the FDA for RVL-1201, or Upneeq, (oxymetazoline hydrochloride ophthalmic solution), 0.1%, for the treatment of acquired blepharoptosis, or droopy or low-lying eyelids in adults. We believe Upneeq is the first non-surgical treatment option approved by the FDA for acquired blepharoptosis. We launched Upneeq in September 2020 to a limited number of eye care professionals with commercialization operations expanded in 2021 among ophthalmology, optometry and oculoplastic specialties. In February 2022, Upneeq was commercially expanded into the medical aesthetics market in the United States. Patients may purchase Upneeq either from eye care or medical aesthetic professionals, or exclusively through RVL Pharmacy, LLC, our wholly-owned pharmacy.

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

On July 28, 2020, we entered into a license agreement with Santen Pharmaceutical Co. Ltd (“Santen”), granting Santen exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as Europe, the Middle East and Africa (“EMEA”) countries (the “License Agreement”). Santen is responsible for further development of RVL-1201 in the licensed territories. Under the License Agreement, we have received an upfront payment of $25.0 million in 2020 and a license milestone payment of $10.0 million in 2021. On March 29, 2022, we amended the License Agreement, effective March 31, 2022 (as amended, the “Amended License Agreement”), and received $15.5 million to expand the licensed territories to include certain additional EMEA countries and Canada and remove certain regulatory approval milestones from the License Agreement. Under the Amended License Agreement, we may receive additional payments of up to $31.0 million based on development, regulatory and sales milestone payments in Santen’s territories. In addition, during the first five years following the effective date of the Amended License Agreement, Santen was granted an option to expand the territories to include Russia, subject to additional upfront and milestone payments of $2.0 million and $1.0 million, respectively. Further, under the terms of the Amended License Agreement, if we desire to enter into an agreement to license certain rights related to the Amended License Agreement to a third party in Russia, then Santen will have a right to exercise an option to expand the territories to include Russia or to match the terms of the agreement with the third party. We are also entitled to royalty payments on net sales of RVL-1201 in Santen commercialization territories. See Note 5, “Revenues,” of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on our License Agreement with Santen.

On August 27, 2021, we announced the closing of the divestiture of our portfolio of branded and non-promoted products and our Marietta, Georgia, manufacturing facility (collectively, the “Legacy Business”), to certain affiliates of Alora Pharmaceuticals, LLC (“Alora”) for $111.0 million in cash upon closing, subject to certain post-closing adjustments, and up to $60.0 million in contingent milestone payments. Pursuant to the divestiture, we retained the rights to Upneeq and to arbaclofen ER tablets, which is under development for the treatment of spasticity in multiple sclerosis. During the year ended December 31, 2022, we received an aggregate of $5.0 million in cash from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business.

With the divestiture of the Legacy Business, our commercial operations are conducted by our wholly-owned subsidiary, RVL Pharmaceuticals, Inc. and its subsidiary RVL Pharmacy, LLC (“RVL Pharmacy”). RVL Pharmacy exclusively conducts pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

Following the divestiture of the Legacy Business, we are exploring opportunities to sell or out-license our late-stage product candidate arbaclofen ER tablets designed for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis for which we have completed Phase III clinical trials. In June 2020, we resubmitted our NDA for arbaclofen ER tablets to the FDA. On July 17, 2020, we received notice from the FDA that it considered the resubmission a complete response to the July 9, 2016 action letter and set a goal date for a FDA decision on the NDA of December 29, 2020. On December 28, 2020, we received a complete response letter (“CRL”) indicating the FDA could not approve the NDA in its then current form. The CRL stated that we did not provide adequate justification (including in our most recent NDA amendment) for the statistical analysis of the change from baseline to Day 84 in the Total

Numeric-transformed Ashworth Scale in the most affected limb (“TNmAS-MAL”) scores comparing arbaclofen ER 40 mg to placebo, one of the co-primary endpoints. On January 23, 2021, we submitted a Type A meeting request to the FDA to discuss the CRL’s recommendations and obtain advice on a path forward for the NDA. The meeting took place on March 4, 2021, during which we explored selective review of the currently available data and options for a path forward for FDA approval, including conducting another clinical study. On August 2, 2021, we submitted a special protocol assessment (“SPA”), to the FDA proposing an additional clinical study for arbaclofen ER. The FDA responded in a letter dated October 15, 2021, indicating that they are unable to issue an agreement on the submitted protocol. On October 10, 2022, we resubmitted a SPA and on November 24, 2022, we received a letter from the FDA indicating that they were unable to issue an agreement on the SPA. On February 8, 2023, we resubmitted a SPA with a revised study protocol and statistical analysis.

Business Update Regarding COVID-19

The COVID-19 pandemic presented a substantial public health and economic challenge around the world. We launched our commercial activities for Upneeq and began engaging with eye care providers to promote Upneeq in September 2020 and have since expanded our field sales force into the medical aesthetics market. In some instances our sales force encountered challenges engaging with healthcare professionals during the pandemic. Although most areas of the United States have re-opened, restrictions on access to offices and other commercial facilities may be reinstated as a result of concerns about the spread of new variants, which may have the potential to affect our ability to conduct our business and the ability of patients to visit their eye care providers and medical aesthetics clinics.

To date, we have been able to continue to supply Upneeq to patients and healthcare professionals without significant disruption, and we do not currently anticipate significant interruption in the near term. Additionally, our third-party contract manufacturing partner for Upneeq has been able to operate its manufacturing facility at or near normal levels. We currently do not anticipate significant interruptions in our manufacturing supply chain due to COVID-19.

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

Financial Operations Overview

Segment Information

We currently operate in one business segment focused on the commercialization and development of specialty pharmaceutical products that target markets with underserved patient populations. We are not organized by market and are managed and operated as one business. We also do not operate any separate lines of business or separate business entities with respect to Upneeq. A single management team reports to our chief operating decision maker who comprehensively manages our entire business. Accordingly, we do not accumulate discrete financial information with respect to separate product lines and do not have separately reportable segments. See Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Components of Results of Operations

Revenues

Our revenues consist of product sales, royalty revenues and licensing revenue.

Net product sales—Our net product revenues consist of sales of Upneeq. RVL Pharmacy ships Upneeq to our customers pursuant to prescriptions; however, in certain cases where our state pharmacy licenses are pending prescriptions are fulfilled by a third-party pharmacy partner. We refer to these sales as Pharmacy Sales. Additionally, Upneeq is sold directly to physician practices in certain states which permit physicians to dispense Upneeq in their offices or directly to telemedicine partners. We refer to these sales as Direct Dispense sales. Predominately, we collect payment in advance from our customers. From time to time, we may invoice a customer after the products have been delivered in which case payments are typically due within 30 days. We recognize revenue when control has transferred to the customer, which is typically upon delivery to the customer, the physician or the partner as the case may be. The amount of revenue we recognize is equal to the selling price, adjusted for any variable consideration, which largely consists of discounts and disputed chargebacks, at the time revenues are recognized.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

Financial Operations Overview

The following table presents revenues and expenses from continuing operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	% Change
Net product sales	$34,221	$7,511	356%
Royalty and licensing revenue	15,500	9,990	55%
Total revenues	49,721	17,501	184%
Cost of goods sold	9,456	3,618	161%
Gross profit	40,265	13,883	190%
Gross profit percentage	81%	79%
Selling, general and administrative expenses	81,979	87,463	(6)%
Research and development expenses	3,966	6,930	(43)%
Impairments of intangible assets	13,310	7,880	69%
Total operating expenses	99,255	102,273	(3)%
Gain on sales of product rights, net	—	5,636	(100)%
Operating loss	(58,990)	(82,754)	(29)%
Interest expense and amortization of debt discount	3,110	3,036	2%
Change in fair value of debt and interest expense	(2,857)	982	391%
Change in fair value of warrants	(1,269)	(5,571)	(77)%
Other non-operating (income) expense, net	(6,262)	1,333	570%
Total other non-operating income	(7,278)	(220)	3,208%
Loss before income taxes	(51,712)	(82,534)	(37)%
Income tax (benefit) expense, continuing operations	(20)	315	106%
Loss from continuing operations	(51,692)	(82,849)	(38)%
Gain on sales of discontinued operations	—	4,062	(100)%
Income from discontinued operations before income taxes	—	13,570	(100)%
Income tax benefit, discontinued operations	—	297	(100)%
Income from discontinued operations, net of tax	—	17,929	(100)%
Net loss	$(51,692)	$(64,920)	(20)%

Revenues

The following table presents total revenues for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	% Change
Net product sales - Upneeq	$34,221	$7,511	356%
Royalty and licensing revenue	15,500	9,990	55%
Total revenues	$49,721	$17,501	184%

Total Revenues. Total revenues increased by $32.2 million to $49.7 million for the year ended December 31, 2022, from $17.5 million for the year ended December 31, 2021 primarily due to higher volumes of Upneeq sold and higher licensing revenue from Santen.

Net Product Sales. Net product sales increased by $26.7 million to $34.2 million for the year ended December 31, 2022, as compared to $7.5 million for the year ended December 31, 2021, primarily due to higher volumes of Upneeq sold, reflecting expanded commercialization into eye care markets and, effective February 2022, the medical aesthetics market.

Royalty and Licensing Revenue. Royalty and licensing revenue increased by $5.5 million to $15.5 million for the year ended December 31, 2022, as compared to $10.0 million for the year ended December 31, 2021, primarily due to changes in milestone revenues recognized under our License Agreement with Santen. See Note 5, “Revenues,” of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on our License Agreement with Santen.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	% Change
Royalty expense	$2,753	$487	465%
Depreciation expense	55	55	—%
Other costs of goods sold	6,648	3,076	116%
Total costs of goods sold	$9,456	$3,618	161%

Total cost of goods sold increased by $5.9 million to $9.5 million for the year ended December 31, 2022, as compared to $3.6 million for the year ended December 31, 2021. The year over year increase in cost of goods sold was primarily driven by $3.7 million in higher product costs for Upneeq due to higher sales volume and by $2.3 million relating to increased royalties and contingent milestone payments due under an intellectual property license agreement, each attributable to sales of Upneeq.

Gross profit percentage was 81% for the year ended December 31, 2022 compared to 79% for the year ended December 31, 2021, primarily due to higher licensing revenues in 2022 compared to 2021. Excluding licensing revenues, gross profit percentage from net product sales was 72% and 52% in the 2022 and 2021 periods, respectively, reflecting improved overhead absorption driven by higher volumes and more favorable average selling prices in the 2022 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $5.5 million to $82.0 million for the year ended December 31, 2022, as compared to $87.5 million for the year ended December 31, 2021. The year over year decrease in selling, general and administrative expenses was primarily influenced by $8.4 million in lower legal and other professional fees, $2.4 million in lower share-based compensation expense, $1.1 million in lower debt and equity issuance and transactional fees and $0.7 million in lower restructuring related expenditures, partially offset by $6.9 million in higher net compensation costs primarily for our expanded salesforce and $0.8 million of higher credit card fees.

Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 include various restructuring-related expenditures, including severance, of $2.9 million and $3.5 million, respectively, and share-based compensation expenses of $3.4 million and $5.8 million, respectively.

See Notes 19, “Restructuring Expenses,” and 14, “Share-Based Compensation,” of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Research and Development Expenses

The following table summarizes our research and development (“R&D”) expenses incurred for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	% Change
Arbaclofen ER	$177	$702	(75)%
RVL-1201 (Upneeq)	513	1,198	(57)%
Other research and development	3,276	5,030	(35)%
Total research and development expenses	$3,966	$6,930	(43)%

R&D expenses decreased by $2.9 million to $4.0 million for the year ended December 31, 2022, as compared to $6.9 million for the year ended December 31, 2021. The year over year decrease in R&D expenses primarily reflects $1.2 million in lower project spending, $0.3 million in lower share-based compensation expense and $1.2 million in restructuring expenses particular to the 2021 period.

R&D expenses include share-based compensation expenses of $0.6 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively.

Impairments of Intangible Assets

Based on the results of quantitative impairment assessments performed relative to arbaclofen ER, an in-process research and development project-based intangible asset, we recognized impairment charges of $13.3 million and $7.9 million for the years ended December 31, 2022 and 2021, related to delays in anticipated commercialization of the product candidate, if approved.

See Note 9, “Goodwill and Indefinite-Lived Intangible Assets,” of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on our impairments.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount increased by less than $0.1 million to $3.1 million in the year ended December 31, 2022, as compared to $3.0 million in the year ended December 31, 2021. The year over year increase was attributable to our recognition of $3.1 million of amortization expense from the second tranche financial commitment asset, particular to the 2022 period, substantially offset by the absence of interest expense in the 2022 period in this caption.

Beginning in the fourth quarter of 2021, our recognition of interest expense on our Senior Secured Notes has been classified within the separate caption titled “Change in fair value of debt and interest expense” pursuant to our elections related to fair value accounting (see “Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants” section below).

See Note 12, “Financing Arrangements,” of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on our indebtedness.

Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants

Changes in the fair value of our Senior Secured Notes and warrants, each newly issued in October 2021, resulted in gains of $2.9 million and $1.3 million, respectively, for the year ended December 31, 2022 and (losses) gains of $(1.0) million and $5.6 million, respectively, for the year ended December 31, 2021. Changes in the fair value of our Senior Secured Notes includes $7.1 million and $1.3 million of related interest expense for the 2022 and 2021 periods, respectively.

See Note 21, “Financial Instruments and Fair Value Measurements,” of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on our recurring fair value measurements.

Other Non-operating (Income) Expense, Net

Other non-operating (income) expense, net was $(6.3) million and $1.3 million for the years ended December 31, 2022 and 2021, respectively. Non-operating income in the 2022 period was primarily attributable to our receipt of an aggregate of $5.0 million in cash from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business. Non-operating expense in the 2021 period was primarily attributable to $1.3 million of asset disposal costs related to asset disposal costs recognized under a restructuring program.

See Notes 4, “Discontinued Operations,” and 22, “Subsequent Events,” of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on the Alora contingent milestone payments.

Income Tax (Benefit) Expense

The following table summarizes our income tax (benefit) expense and effective tax rate for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021
Loss before income taxes, continuing operations	$(51,712)	$(82,534)
Income tax (benefit) expense, continuing operations	(20)	315
Effective income tax rate	0.04%	(0.38)%

Income tax (benefit) expense decreased by $0.3 million to less than $(0.1) million benefit for the year ended December 31, 2022, from $0.3 million expense for the year ended December 31, 2021, primarily related to our recognition of individually minor net income taxes during the respective periods.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings available under our Note Purchase Agreement. Our primary uses of cash are to fund operating expenses, including commercialization costs associated with Upneeq, capital expenditures, and debt service payments.

Our Note Purchase Agreement provides for the issuance of Senior Secured Notes in an aggregate principal amount of up to $100.0 million in three separate tranches. The first tranche of Senior Secured Notes, initially issued by the Company to Athyrium Opportunities IV Acquisition 2 LP and subsequently assigned to Athyrium Opportunities IV Acquisition LP, was in an aggregate principle amount equal to $55.0 million on October 12, 2021. The second tranche of Senior Secured Notes was issued by the Company to Athyrium Opportunities IV Co-Invest 1 LP (the “New Purchaser”) in an aggregate principle amount equal to $20.0 million on August 8, 2022. At any time prior to April 15, 2023, upon the satisfaction of certain conditions, including a minimum liquidity requirement and minimum net product sales target for Upneeq, we may request the issuance of the third tranche Senior Secured Notes in an aggregate principal amount of up to $25.0 million.

The Senior Secured Notes bear interest at an annual rate of 9.0% plus adjusted three-month term SOFR, with a floor of 1.50% and a cap of 3.00%, payable in cash quarterly in arrears. At December 31, 2022, the interest rate on our Senior Secured Notes was 12.0%, at the adjusted three-month term SOFR cap. In the year ended December 31, 2022, we obtained waivers from the applicable purchasers under the Note Purchase Agreement of mandatory repayments of an aggregate of $5.0 million in principal of the Senior Secured Notes as otherwise required under the Note Purchase Agreement in exchange for a consent fee of $0.2 million, resulting in net retained proceeds of $4.8 million.

The restrictive covenants in the Note Purchase Agreement require us to comply with certain minimum liquidity requirements and minimum quarterly net product sales requirements. Under the terms of the Note Purchase Agreement, we are required to maintain unrestricted cash and cash equivalents in an amount greater than or equal to $12.5 million and, as of the end of each fiscal quarter, we are required to maintain consolidated Upneeq net product sales greater than or equal to specified quarterly thresholds (currently at $7.0 million for the fiscal quarter ending March 31, 2023, and increasing in $1.0 million increments each quarter thereafter until the quarter ending June 30, 2024, for which quarter and all subsequent quarters the threshold is $12.0 million). At December 31, 2022, we were in compliance with all covenants under the Note Purchase Agreement. See Notes 12, “Financing Arrangements,” and 22, “Subsequent Events,” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

On August 4, 2022, we entered into a series of share subscription agreements the (“2022 Share Subscription Agreements”) with Athyrium Opportunities IV Co-Invest 2 LP, Avista Healthcare Partners, L.P., Brian Markison and James Schaub (together, the “Equity Purchasers”), pursuant to which we agreed to sell and issue to the Equity Purchasers, in a private placement, 15,451,612 ordinary shares in the aggregate (the “2022 PIPE Shares”). On August 8, 2022, we issued and sold to the Equity Purchasers the 2022 PIPE Shares at a purchase price of $1.55 per ordinary share for aggregate gross proceeds to us of approximately $24 million, before deducting offering expenses payable by us.

On October 12, 2021, we completed a follow-on offering and issued and allotted 14,000,000 ordinary shares and warrants to purchase up to 14,000,000 ordinary shares, at a public offering price of $2.50 per share and accompanying warrant. The aggregate net proceeds from the follow-on offering were approximately $32.5 million after deducting underwriting commissions and offering expenses. See Note 20, “Shareholders’ Equity and Warrant Liabilities,” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Going Concern

At December 31, 2022, we had cash and cash equivalents of $44.5 million, an accumulated deficit of $569.2 million and total long-term debt with aggregate principal amounts of $75.0 million, with such maturities commencing in March 2024 and extending through October 2026. In addition, our primary indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly product sales requirements. For the years ended December 31, 2022 and 2021, we incurred net losses from continuing operations of $51.7 million and $82.8 million, respectively, and used $37.8 million and $54.7 million, respectively, in cash from operating activities.

The divestiture of the Legacy Business in 2021 resulted in the loss of substantially all of our revenue generating assets. Our current business plan is focused on the continued commercialization and growth of Upneeq, which has and will continue to diminish our cash flows in at least the near term. We will require additional capital to fund our operating needs, including the expanded commercialization of Upneeq and other activities. We expect to incur significant expenditures and sustain operating losses in the future.

We do not believe that current sources of liquidity will be sufficient to fund our planned expenditures and meet our obligations, including the minimum liquidity covenant, for at least 12 months following the date the Consolidated Financial Statements contained in this Annual Report on Form 10-K are issued without raising additional funding. As a result, there is a substantial doubt as to our ability to operate as a going concern. If we are not successful in executing our strategic plans described below, we expect that our current cash on hand, together with the net proceeds of anticipated sales of Upneeq, may not be sufficient to meet the minimum liquidity covenant through the end of the third quarter of 2023. Our ability to continue as a going concern will require us to obtain additional funding, generate positive cash flow from operations and/or enter into strategic alliances or sell assets.

Our plans to address these conditions include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or is entirely within our control, i) raise funds through additional sales of ordinary shares, through equity sales agreements with broker/dealers or other public or private equity financings, ii) raise funds through borrowings under new and/or existing debt facilities and/or convertible debt, and/or iii) raise non-dilutive funds through product collaborations and/or to partner or sell a portion or all rights to any of our assets.

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

Cash Flows

The following table provides information regarding our consolidated cash flows, including our continuing operations and discontinued operations, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	$ Change
Net cash used in operating activities	$(37,810)	$(54,732)	$16,922
Net cash provided by investing activities	126	116,453	(116,327)
Net cash provided by (used in) financing activities	41,783	(135,330)	177,113
Net increase (decrease) in cash and cash equivalents	$4,099	$(73,609)	$77,708

Net cash from operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash used in operating activities was $37.8 million and $54.7 million for the years ended December 31, 2022 and 2021. The decrease in cash used in operating activities was primarily as a result of lower net loss after considering non-cash adjustments and from a favorable change in net cash used to fund working capital assets and liabilities.

Net cash from investing activities

Net cash provided by investing activities was $0.1 million and $116.5 million for the years ended December 31, 2022 and 2021, respectively. The decrease in cash from investing activities was primarily attributable to proceeds of $110.8 million from the disposition of the Legacy Business in August 2021 and $7.3 million from the sale of Osmolex product rights in January 2021, each particular to the 2021 period, partially offset by lower purchases of property, plant and equipment in the 2022 period.

Net cash from financing activities

Net cash provided by financing activities of $41.8 million for the year ended December 31, 2022, largely reflects financing transactions that raised $43.9 million in proceeds, comprised of $23.9 million in aggregate gross proceeds from the private placement of ordinary shares and, concurrently, $20.0 million from the issuance of second tranche Senior Secured Notes. Net cash used in financing activities of $135.3 million for the year ended December 31, 2021, largely reflected $221.4 million of debt repayments under a prior credit agreement, partially offset by net proceeds from the issuance of first tranche Senior Secured Notes, ordinary shares and warrants and insurance financing loans.

See Notes 12, “Financing Arrangements,” and 20, “Shareholders’ Equity and Warrant Liabilities,” of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on the above referenced financing activities.

Critical Accounting Estimates

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

Our discussion of critical accounting policies and estimates is intended to supplement, not duplicate, our summary of significant accounting policies so that readers will have greater insight into the uncertainties involved in these areas. For a summary of all our significant accounting policies see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Testing Goodwill and Indefinite-Lived Intangible Assets for Impairment

Subsequent to the divestiture of the Legacy Business, we continue to carry significant amounts of goodwill from prior acquisitions and substantial value for an indefinite-lived in-process research and development, or IPR&D, intangible asset relating to arbaclofen ER on our balance sheet. At December 31, 2022, the combined carrying value of goodwill and indefinite-lived intangible assets, net of impairment charges, was $69.8 million or 54% of our total assets. See Note 9, “Goodwill and Other Intangible Assets,” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

On October 1 of each year, we perform annual impairment testing of our goodwill and indefinite-lived intangible assets, or more frequently whenever an event or change in circumstance occurs that would require reassessment of the recoverability of those assets. The impairment analysis for goodwill and indefinite-lived intangible assets consists of an optional qualitative test potentially followed by a quantitative analysis. These measurements rely upon significant judgment from management described as follows:

●	The qualitative analysis for goodwill and indefinite-lived intangible assets requires us to identify potential factors, including, but not limited to, changes, if any, in our market capitalization, carrying values, the status of regulatory and commercial success risks, competitive trends or related cash flow projections that may result in an impairment and estimate whether such factors would warrant performance of a quantitative test;
●	The quantitative goodwill impairment test, when performed, requires us to estimate the fair value of our single reporting unit. We estimate the fair value of our reporting unit using a weighted average of up to three valuation methods based on discounted cash flows, market multiples and/or market references. These valuation methods require management to make various assumptions, including, but not limited to, future profitability, cash flows, discount rates, weighting of valuation methods and the selection of comparable publicly traded companies; and
●	The quantitative test for indefinite-lived intangible assets, when performed, is determined using a discounted cash flow model that necessitates the development of estimated net cash flows for each asset, the appropriate discount rate to select for each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting each asset and related cash flow stream as well as other factors. IPR&D assets are also subject to adjustments reducing their anticipated revenues and costs by a probability of success, or POS, factor based upon empirical research of probabilities a new drug candidate would be approved based on the candidate’s stage of clinical development.

Our estimates are based on historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing future cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies, including, but not limited to, estimates about sales growth, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group and/or market reference transactions under the market approach involves judgment, and an alternative selection of guideline companies or market references could yield materially different market multiples. Weighing the different value indications involves judgment about their relative usefulness and comparability to the reporting unit. A variety of the above-referenced valuation assumptions are based on significant inputs not observable in the market and thus our quantitative tests, when performed, represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease the resulting estimated fair values and the amounts of related impairments, if any.

There was no impairment of goodwill during the years ended December 31, 2022 and 2021. Concurrent with the divestiture of our Legacy Business in August 2021, goodwill of $45.0 million was allocated based on relative fair value of the Legacy Business. As a result, $55.8 million in goodwill remains on our balance sheet at December 31, 2022. A sustained decline in our market capitalization, even if due to macroeconomic or industry-wide factors, could put pressure on the carrying value of our goodwill and cause us to conduct additional impairment tests.

Based on the results of IPR&D impairment assessments performed relative to arbaclofen ER, we recognized impairment charges of $13.3 million and $7.9 million during the years ended December 31, 2022 and 2021, respectively, related to delays in anticipated commercialization of the product candidate, if approved. At December 31, 2022, $13.9 million in indefinite-lived IPR&D intangible assets remains on our balance sheet. The use of any different valuation inputs would have increased or decreased our recognized impairment charges. Further delays in the anticipated timing of commercialization of arbaclofen ER and/or material changes in legal, market and/or regulatory risks may cause us to conduct additional impairment tests.

A determination that all or a portion of our goodwill and/or IPR&D asset is impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

Calculating Expense for Share-Based Compensation Arrangements

Our employees and directors have received various long-term compensation awards, including from time-to time, stock options, restricted stock units, performance stock units, and other share-based awards. We calculate expense for some of those awards using fair value estimates based on significant unobservable inputs. See Note 14, “Share-Based Compensation,” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

During the year ended December 31, 2022 we recognized $4.0 million of aggregate share compensation expense. During the year ended December 31, 2021 we recognized $7.0 million of aggregate share compensation expense, which included, the acceleration of the vesting of certain stock options and restricted stock units and all performance stock units under our incentive compensation plans in connection with the divestiture of the Legacy Business.

At December 31, 2022, there were approximately:

●	2.5 million stock options outstanding under the 2018 Equity Incentive Plan, with aggregate unrecognized share compensation expense related to unvested awards of $1.2 million, which is expected to be recognized over a weighted-average remaining service period of 1.6 years; and
●	1.0 million restricted stock units outstanding under the 2018 Equity Incentive Plan, with aggregate unrecognized share compensation expense related to unvested awards of $1.9 million, which is expected to be recognized over a weighted-average remaining service period of 1.5 years.

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

We estimate the grant date fair value of stock options and performance stock units using a Black-Scholes Merton option-pricing model and a Monte Carlo simulation model, respectively. The assumptions used in our models represent management's best estimates and involve a number of variables, uncertainties and assumptions and the application of management's judgment, as they are inherently subjective. The most significant unobservable input is the volatility of our stock price. A public quotation was first established for our ordinary shares in October 2018, which often does not provide us with an adequate historical basis to reasonably estimate the expected volatility of our ordinary shares over the expected life of an award. Accordingly, we generally estimate volatility based on a weighting of our own stock price volatility and/or the historical stock price trends of similar entities within our industry over a period of time commensurate with the expected term.

The fair value of our stock options and performance stock units would have differed had we selected different peers, assigned different weighting assumptions between our own and peer volatility or used different techniques to estimate volatility.

Increasing our estimated volatility assumption by 500 basis points, or 5 percent, for all stock options issued in 2022 at the date of grant would increase our 2022 share compensation expense by an immaterial amount and also increase our aggregate unrecognized share compensation cost related to unvested awards at December 31, 2022 by an immaterial amount.

Estimating the Value of Financial Instruments Remeasured at Fair Value on a Recurring Basis

Our Senior Secured Notes, a material component of long-term debt, and warrants, as reflected within warrant liabilities, a material component of total liabilities, have each been measured and carried at fair value since their issuance in October 2021. Changes in the estimated fair value of such instruments are recognized as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. Such instruments represent financial liabilities whose measurement contains significant unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy. See Note 21, “Financial Instruments and Fair Value Measurements,” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Changes in the fair value of our Senior Secured Notes and warrants during the year ended December 31, 2022 resulted in gains recognized through earnings of $2.9 million and $1.3 million, respectively, with a resultant fair value at December 31, 2022 of $(55.5) million and $(2.0) million, respectively.

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

We use the Black-Scholes Merton option-pricing model to value the warrants. This model incorporates transaction details such as our stock price, contractual terms, maturity, risk free rates, and volatility. The most significant unobservable input for the warrant liabilities is volatility. Given the limited trading volume and period of time that our stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in our industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants.

Remeasuring the fair value of our Senior Secured Notes and warrants on a recurring basis through earnings requires the estimation of significant unobservable inputs, and thereby requires significant demands on our judgment. Using different estimates or assumptions would have materially affected our results in 2022 and subsequent periods. For example, as of December 31, 2022:

●	A 100 basis point, or one percent, decrease or increase to the rate we used to discount future cash flows under our Senior Secured Notes would have increased or decreased, respectively, the estimated fair value of our Senior Secured Notes and changed the associated gains or losses recognized through 2022 earnings by $1.4 million; and
●	A 1,000 basis point, or ten percent, decrease or increase to the estimated volatility assumption under our warrants would have increased or decreased, respectively, the estimated fair value of our warrants and decreased or increased, respectively, the associated gains recognized through 2022 earnings by $0.9 million.

Estimating Valuation Allowances on Deferred Tax Assets

We are required to estimate the degree to which tax assets and loss carryforwards will result in a future income tax benefit, based on our expectations of future profitability by tax jurisdiction. We provide a valuation allowance for deferred tax assets that we believe will more likely than not go unutilized. If it becomes more likely than not that a deferred tax asset will be realized, we reverse the related valuation allowance and recognize an income tax benefit for the amount of the reversal. See Note 17, “Income Taxes,” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

At December 31, 2022, we had federal net operating loss carryforwards of $70.2 million, state net operating loss carryforwards of $139.2 million, net operating loss carryforwards in certain foreign tax jurisdictions of $109.9 million which will begin to expire in 2026 and total tax credit carryforwards of $8.6 million, primarily consisting of Federal Orphan Drug Tax Credits that are expected to be fully realized prior to their expiration, beginning in 2036. We also had federal capital loss carryforwards of $95.8 million at December 31, 2022, which will expire in 2026.

At December 31, 2022, our valuation allowance on deferred tax assets was $64.9 million, which primarily consists of $16.7 million relating to $209.3 million net operating loss carryforwards and $20.1 million relating to $95.8 million of federal capital loss carryforwards, none of which are expected to be realized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We do not engage in any hedging activities against changes in interest rates.

At December 31, 2022, we had cash and cash equivalents of $44.5 million. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% change in interest rates would have a significant impact on the realized value of our investments. We do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

We are exposed to fluctuations in interest rates, subject to a designated floor and cap, on our Senior Secured Notes. A change in interest rates could have a material impact on our cash flow. For example, at December 31, 2022, a 100 basis point change in assumed interest rates for our Senior Secured Notes would have an annual impact of approximately $0.8 million on interest expense.

Through the operation of our subsidiary based in Hungary, we are exposed to foreign exchange rate risks. In addition to the operations of our foreign subsidiary, we also contract with vendors that are located outside the United States, and in some cases require payments denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. At December 31, 2022, our liabilities denominated in foreign currencies were not material.

Inflation generally affects us by increasing our cost of labor, API costs and the costs of clinical trials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022 and 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of RVL Pharmaceuticals plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RVL Pharmaceuticals plc (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Iselin, New Jersey

March 20, 2023

RVL PHARMACEUTICALS PLC

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$44,543	$40,444
Accounts receivable and other receivables	3,031	2,133
Inventories, net	784	838
Prepaid expenses and other current assets	8,617	12,901
Financial commitment asset	—	3,063
Total current assets	56,975	59,379
Property, plant and equipment, net	1,276	866
Operating lease assets	512	1,368
Indefinite-lived intangible assets	13,900	27,210
Goodwill	55,847	55,847
Total assets	$128,510	$144,670
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$2,407	$3,777
Accrued liabilities	15,395	13,077
Current portion of debt	1,432	2,409
Current portion of obligations under finance leases	10	5
Current portion of lease liability	435	839
Income taxes payable - current portion	44	1
Total current liabilities	19,723	20,108
Long-term debt (measured at fair value and representing $75,000 and $55,000 of aggregate unpaid principal at December 31, 2022 and December 31, 2021, respectively)	55,500	43,800
Warrant liability	1,951	3,220
Long-term portion of obligations under finance leases	18	—
Long-term portion of lease liability	94	592
Income taxes payable - long term portion	70	66
Deferred taxes	61	151
Total liabilities	77,417	67,937
Commitments and contingencies (see Note 16)
Shareholders' equity:
Ordinary shares ($0.01 nominal value, 400,000,000 shares authorized, 99,161,375 and 83,297,567 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	992	833
Preferred shares ($0.01 nominal value, 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value, 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	619,323	591,730
Accumulated deficit	(569,222)	(517,530)
Accumulated other comprehensive income	—	1,700
Total shareholders' equity	51,093	76,733
Total liabilities and shareholders' equity	$128,510	$144,670

See accompanying notes to consolidated financial statements.

RVL PHARMACEUTICALS PLC

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021

Net product sales	$34,221	$7,511
Royalty and licensing revenue	15,500	9,990
Total revenues	49,721	17,501
Cost of goods sold	9,456	3,618
Gross profit	40,265	13,883
Selling, general and administrative expenses	81,979	87,463
Research and development expenses	3,966	6,930
Impairments of intangible assets	13,310	7,880
Total operating expenses	99,255	102,273
Operating loss before gain on sales of product rights, net	(58,990)	(88,390)
Gain on sales of product rights, net	—	5,636
Operating loss	(58,990)	(82,754)
Interest expense and amortization of debt discount	3,110	3,036
Change in fair value of debt and interest expense	(2,857)	982
Change in fair value of warrants	(1,269)	(5,571)
Other non-operating (income) expense, net	(6,262)	1,333
Total other non-operating income	(7,278)	(220)
Loss before income taxes	(51,712)	(82,534)
Income tax (benefit) expense, continuing operations	(20)	315
Loss from continuing operations	(51,692)	(82,849)
Gain on sales of discontinued operations	—	4,062
Income from discontinued operations before income taxes	—	13,570
Income tax benefit, discontinued operations	—	297
Income from discontinued operations, net of tax	—	17,929
Net loss	$(51,692)	$(64,920)
Reclassification adjustment of cumulative foreign currency translation losses, net of tax	—	2,229
Change in fair value of debt due to change in credit risk, net of tax	(1,700)	1,700
Other comprehensive (loss) income	(1,700)	3,929
Comprehensive loss	$(53,392)	$(60,991)
(Loss) earnings per ordinary share:
Basic and diluted, continuing operations	$(0.58)	$(1.23)
Basic and diluted, discontinued operations	—	0.27
Basic and diluted	$(0.58)	$(0.96)
Weighted average ordinary shares outstanding:
Basic and diluted	89,797,357	67,354,336

See accompanying notes to consolidated financial statements.

RVL PHARMACEUTICALS PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

					Accumulated
					other
	Ordinary shares		Additional	Accumulated	comprehensive	Total
	Shares	Amount	paid in capital	deficit	income (loss)	shareholders' equity
Balance at January 1, 2021	62,545,832	$625	$548,070	$(452,610)	$(2,229)	$93,856
Share compensation	456,741	5	7,818	—	—	7,823
Net loss	—	—	—	(64,920)	—	(64,920)
Payments for taxes related to the net share settlement of equity awards	—	—	(783)	—	—	(783)
Proceeds from issuance of ordinary shares, net of offering costs	20,294,994	203	36,625	—	—	36,828
Reclassification adjustment of cumulative foreign currency translation losses to earnings	—	—	—	—	2,229	2,229
Change in fair value of debt due to change in credit risk	—	—	—	—	1,700	1,700
Balance at December 31, 2021	83,297,567	$833	$591,730	$(517,530)	$1,700	$76,733

Balance at January 1, 2022	83,297,567	$833	$591,730	$(517,530)	$1,700	$76,733
Share compensation	412,196	4	4,257	—	—	4,261
Net loss	—	—	—	(51,692)	—	(51,692)
Payments for taxes related to the net share settlement of equity awards	—	—	(143)	—	—	(143)
Change in fair value of debt due to change in credit risk	—	—	—	—	(1,700)	(1,700)
Proceeds from issuance of ordinary shares, net of offering costs	15,451,612	155	23,479	—	—	23,634
Balance at December 31, 2022	99,161,375	$992	$619,323	$(569,222)	$—	$51,093

See accompanying notes to consolidated financial statements.

RVL PHARMACEUTICALS PLC

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss from continuing operations	$(51,692)	$(82,849)
Net income from discontinued operations	—	17,929
Net loss	(51,692)	(64,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	375	8,175
Share compensation	4,070	7,594
Reclassification adjustment of cumulative foreign currency translation losses to earnings	—	2,229
Change in fair value of debt	(10,000)	(318)
Change in fair value of warrants	(1,269)	(5,571)
Impairments of intangible assets	13,310	7,880
Deferred income tax benefit	(90)	(194)
(Gain) loss on sale of fixed and leased assets	(878)	1,180
Gain on sales of product rights, net	—	(5,636)
Gain on sales of discontinued operations	—	(4,062)
Amortization of deferred financing and loan origination fees	3,063	1,606
Write off of deferred financing and loan origination fees	—	1,462
Financing fees recognized in earnings associated with debt	914	3,306
Change in operating assets and liabilities:
Accounts receivable and other receivables	(898)	7,108
Inventories, net	54	2,595
Prepaid expenses and other current and non-current assets	4,283	(6,198)
Trade accounts payable	(1,370)	(134)
Accrued and other current liabilities	2,318	(10,834)
Net cash used in operating activities	(37,810)	(54,732)
Cash Flows from Investing Activities:
Proceeds from product rights disposal	—	7,300
Proceeds from discontinued operations	—	110,845
Proceeds from sale of fixed and leased assets	878	90
Purchases of property, plant and equipment	(752)	(1,782)
Net cash provided by investing activities	126	116,453
Cash Flows from Financing Activities:
Payments on finance lease obligations	(9)	(37)
Proceeds from insurance financing loan	1,724	3,317
Payments on insurance financing loan	(2,700)	(909)
Payments for taxes related to net share settlement of share-based awards	(143)	(783)
Proceeds from issuance of debt, net of issuance costs	19,086	51,795
Proceeds from issuance of ordinary shares, net of issuance costs	23,634	32,414
Proceeds from issuance of ordinary shares under the ESP Plan	191	233
Debt repayments	—	(221,360)
Net cash provided by (used in) financing activities	41,783	(135,330)
Net change in cash and cash equivalents	4,099	(73,609)
Cash and cash equivalents, beginning of period	40,444	114,053
Cash and cash equivalents, end of period	$44,543	$40,444

See accompanying notes to consolidated financial statements.

RVL PHARMACEUTICALS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

RVL Pharmaceuticals plc, an Irish public limited company, together with its subsidiaries (collectively, the “Company”), is a specialty pharmaceutical company focused on the development and commercialization of products that target markets with underserved patient populations in the ocular medicine and medical aesthetics therapeutic areas.

In July 2020, the Company received regulatory approval from the FDA for RVL-1201, or Upneeq, (oxymetazoline hydrochloride ophthalmic solution), 0.1%, for the treatment of acquired blepharoptosis, or droopy or low-lying eyelids, in adults. Upneeq was commercially launched in September 2020 to a limited number of eye care professionals with commercialization operations expanded in 2021 among ophthalmology, optometry and oculoplastic specialties. In February 2022, Upneeq was commercially expanded into the medical aesthetics market in the United States.

The Company’s commercial operations are conducted by its wholly-owned subsidiaries, RVL Pharmaceuticals, Inc. (“RVL Pharmaceuticals”) and RVL Pharmacy, LLC (“RVL Pharmacy”). RVL Pharmacy conducts pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

Unless otherwise indicated or required by the context, references throughout to the “Company,” refer to the Company’s continuing operations following the sale of its Legacy Business (see Note 4).

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

Foreign Currency Translation—The financial position and results of operations of the Company’s non-U.S. subsidiaries are generally determined using U.S. Dollars as the functional currency. Foreign currency transaction gains and losses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Foreign currency transaction gains were less than $0.1 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

Our subsidiary in Argentina had operated in a highly inflationary environment, as a result, we had previously recognized cumulative foreign currency translation losses in accumulated other comprehensive income (loss) in accordance with U.S. GAAP. During the year ended December 31, 2021, the Company curtailed its operations in Argentina and, upon the related liquidation becoming substantially complete, reclassified all accumulated foreign currency translation losses to selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Credit Losses—Accounts receivable result primarily from sales of pharmaceutical products and from amounts due under revenue sharing, license and royalty arrangements. Other receivables result primarily from payroll retention credits and other miscellaneous activities.

The Company is exposed to credit losses primarily through sales of its products. Accounts receivable are recorded at amortized cost less an allowance for expected credit losses that are not expected to be recovered. The Company’s expected loss methodology for accounts receivable is developed using historical collection experience, a review of the current status of a customer’s trade receivables, and current and future market conditions. Due to the short-term nature of such accounts receivables, the estimated portion thereof that may not be collected is based on the aging of accounts receivable balances and the financial condition of customers. The Company’s monitoring activities include timely account reconciliations, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written-off when determined to be uncollectible. Except for the allowance for credit losses, which is reflected as part of selling, general and administrative expenses, the provisions for all other customer reserves are reflected as a reduction of revenues in the consolidated statements of operations and comprehensive loss.

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

Inventories—Inventories are stated at the lower of cost or net realizable value at approximate costs determined on the first-in first-out basis. The Company maintains an allowance for excess and obsolete inventory as well as inventory where the cost is in excess of its net realizable value based on management’s assessments. The Company considers the shelf life of the product in relation to the product timeline for approval. Sample inventory utilized for promoting the Company’s products are expensed and included in cost of goods sold when the sample units are purchased or manufactured.

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

Goodwill and Indefinite Lived Intangible Assets—Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”), the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying value, then no impairment is recognized. If the carrying value exceeds the fair value, then an impairment charge is recognized for the difference. The judgments made in determining the estimate of fair value can materially impact the Company’s financial condition and results of operations.

In-Process Research and Development (“IPR&D”) intangible assets represent the value assigned to incomplete Research & Development (“R&D”) projects that principally represent rights to develop and sell a product that the Company has acquired through business combinations or developed internally which, at that time, have not reached technological feasibility. These assets are not amortized but are subject to impairment testing until regulatory approval is obtained and the product is launched, subject to certain specified conditions and management judgment, or abandonment of a project. At the time of any transfer from an IPR&D asset to an amortizing asset an impairment evaluation is performed. The useful life of any resultant amortizing asset is generally determined by identifying the period in which substantially all of the cash flows are expected to be generated. Such assets will be amortized over their respective estimated useful lives. Impairment testing of IPR&D assets requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development expenses, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting each asset and related cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. If applicable, upon abandonment of the IPR&D project, the assets are reduced to zero. IPR&D assets are assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the fair value of the IPR&D asset is less than its carrying amount, an impairment is recognized for the difference.

Impairment charges resulting from annual or interim goodwill and indefinite-lived intangible asset impairment assessments, if any, are classified within total operating expenses, in the accompanying consolidated statements of operations and comprehensive loss.

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

Revenue is recorded at the transaction price, which is the amount of consideration the Company expects to receive in exchange for transferring products to a customer. The Company determines the transaction price based on fixed consideration. The amount of revenue we recognize is equal to the selling price, adjusted for any variable consideration, which included discounts and allowances at the time revenues were recognized. In determining the transaction price, a significant financing component does not exist since the customer typically pays for the product in advance of the transfer of the product or shortly thereafter.

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

Licensing Revenue— For arrangements that include development and regulatory milestone revenue from milestone events, the Company recognizes revenue from milestone events that have been achieved and the Company is reasonably certain such revenues would not have to be reversed. Sales deductions, such as returns on product sales, government program rebates, price adjustments, and prompt pay discounts in regard to licensing revenue is generally the responsibility of the Company’s commercial partners and not recorded by the Company.

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

Advertising—Advertising expense consists primarily of print and digital media promotional materials. Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2022 and 2021 amounted to $15.9 million and $14.9 million, respectively.

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

The grant date fair value of restricted stock units is based on the market price of ordinary shares as of the grant date. The grant date fair value of stock options and performance stock units is measured using a Black-Scholes Merton option-pricing model and a Monte Carlo simulation model, respectively, using assumptions based on the terms of each award, the expected behavior of grant recipients and peer company data. Expected volatility is calculated based on a weighting of our own stock price volatility and/or the historical stock price trends of similar entities within our industry over a period of time commensurate with the expected term. The risk-free interest rate is based on U.S. Treasury observed market rates continuously compounded over the duration of the expected term. The expected term of stock options is estimated as the midpoint of the weighted average vesting period and the contractual term.

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

Comprehensive Income or Loss—Comprehensive income or loss refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income or loss but are excluded from net income or loss as these amounts are recorded directly as an adjustment to accumulated other comprehensive income or loss. The Company’s other comprehensive income or loss is typically comprised of i) foreign currency translation adjustments and ii) the portions of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk.

Basic and Diluted Earnings or Loss Per Share—Basic earnings or loss per share is determined by dividing net income or loss by the weighted average ordinary shares outstanding during the period. Diluted earnings or loss per share is determined based on the weighted average number of ordinary shares outstanding increased by the number of additional ordinary shares that would have been outstanding had the potentially dilutive shares been issued and reduced by the number of ordinary shares we could have repurchased with the proceeds from the issuance of the potentially dilutive shares. Potentially dilutive shares include ordinary shares issuable through contingent share arrangements, share options and warrants. In periods of net loss, diluted calculations are equal to basic calculations because the inclusion of potentially dilutive shares would be anti-dilutive.

In periods of cumulative retained earnings, if ever, as a result of the holders of warrants being entitled to dividends (see Note 20), the warrants are participating securities and will be included in the computation of basic and diluted earnings or loss per share following the two-class method.

Segment Reporting—The Company operates in one business segment which focuses on developing and commercializing pharmaceutical products. The chief operating decision maker reviews profit and loss information on a consolidated basis to assess performance and make overall operating decisions. The consolidated financial statements reflect the financial results of the Company’s one reportable operating segment. The Company has no significant revenues from external customers attributable to, or tangible assets held by, any subsidiary outside of the United States.

Supplemental Cash Flow Disclosures—Supplemental cash flow disclosures are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for:
Interest	$4,890	$8,518
Income taxes	$184	$2,361
Non-cash financing activities:
Allocation of equity offering proceeds to warrant liability (see Note 20)	$—	$8,791
Allocation of debt offering proceeds to ordinary shares (see Note 20)	$—	$9,243
Recognition of financial commitment asset from ordinary share issuance (see Notes 12 & 20)	$—	$3,361

The Company received $3.1 million in tax refunds during the year ended December 31, 2022 related to income taxes paid in prior periods.

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

Note 3. Liquidity

At December 31, 2022, the Company had cash and cash equivalents of $44.5 million, an accumulated deficit of $569.2 million, and total long-term debt with aggregate principal maturities of $75.0 million, with such maturities commencing in March 2024 and extending through October 2026 (see Note 12). In addition, the Company’s primary indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly product sales requirements. For the years ended December 31, 2022 and 2021, the Company incurred losses from continuing operations of $51.7 million and $82.8 million, respectively, and used $37.8 million and $54.7 million, respectively, in cash from operating activities.

The divestiture of the Legacy Business in 2021 resulted in the loss of substantially all the Company’s revenue generating assets (see Note 4). The Company’s current business plan is focused on the continued commercialization and growth of Upneeq, which has and will continue to diminish the Company’s cash flows in at least the near term. The Company will require additional capital to fund its operating needs, including the expanded commercialization of Upneeq and other activities. The Company expects to incur significant expenditures and sustain operating losses in the future.

Management of the Company does not believe that current sources of liquidity will be sufficient to fund the Company’s planned expenditures and meet its obligations, including the minimum liquidity covenant, for at least 12 months following the date the accompanying consolidated financial statements are issued without raising additional funding. As a result, there is a substantial doubt as to the Company’s ability to operate as a going concern. The Company’s ability to continue as a going concern will require it to obtain additional funding, generate positive cash flow from operations and/or enter into strategic alliances or sell assets.

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

Note 4. Discontinued Operations

On August 27, 2021, the Company announced the closing of the divestiture of its legacy portfolio of branded and non-promoted products and its Marietta, Georgia manufacturing facility (collectively, the “Legacy Business”) to certain affiliates of Alora Pharmaceuticals LLC (“Alora”) for $111 million in cash upon closing, subject to certain adjustments, and up to $60 million in additional contingent milestone payments. Pursuant to the divestiture, the Company retained the rights to Upneeq and to arbaclofen extended release (“ER”) tablets which is under development for the treatment of spasticity in multiple sclerosis. For the year ended December 31, 2022, the Company received an aggregate of $5.0 million in cash from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business, with such income being recognized and classified within other non-operating income or expense, net in the accompanying consolidated statements of operations and comprehensive loss.

The Company determined that the divestiture of the Legacy Business represented a strategic shift that would have a major effect on its business and therefore met the criteria for classification as discontinued operations. Accordingly, the Legacy Business is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The results of operations from the Legacy Business are classified as discontinued operations in the accompanying consolidated financial statements of operations and comprehensive loss.

The following table presents the results of discontinued operations (in thousands):

Year Ended
December 31, 2021
Total revenues	$62,395
Cost of goods sold (inclusive of depreciation and amortization)	30,018
Selling, general and administrative expenses	5,468
Research and development expenses	5,882
Income from operations	21,027
Interest expense and amortization of debt discount	6,399
Other non-operating expense, net	1,058
Income from discontinued operations before gain on disposal and provision for income taxes	13,570
Income tax benefit	297
Income from discontinued operations before gain on disposal	13,867
Gain on sales of discontinued operations	4,062
Income from discontinued operations, net of tax	$17,929

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

The following table presents the significant non-cash items and purchases of property, plant and equipment for the discontinued operations that are included in the accompanying consolidated statements of cash flows (in thousands):

Year Ended
Cash flows from operating activities:	December 31, 2021
Depreciation and amortization	$6,583
Share compensation	619

Cash flows from investing activities:
Purchases of property, plant and equipment	$(1,335)

Note 5. Revenues

The Company’s performance obligations are to provide its pharmaceutical products based upon purchase orders from customers. The performance obligations are satisfied at a point in time, typically upon delivery, when the customer obtains control of the pharmaceutical product. Predominately, the Company collects payment in advance from its customers. From time to time, the Company may invoice a customer after the products have been delivered in which case payments are typically due within 30 days.

The following table presents disaggregated revenues from contracts with customers (in thousands):

	Year Ended December 31,
	2022	2021
Net product sales - Upneeq	$34,221	$7,511
Royalty and licensing revenue	15,500	9,990
Total revenues	$49,721	$17,501

On July 28, 2020, RVL Pharmaceuticals entered into a License Agreement with Santen Pharmaceutical Co. Ltd (“Santen”), granting Santen exclusive development, registration, and commercialization rights to RVL-1201 in Japan, China, and other Asian countries as well as Europe, the Middle East and Africa (“EMEA”) countries (the “License Agreement”). Under the License Agreement, RVL Pharmaceuticals is entitled to certain development and regulatory milestone payments. RVL Pharmaceuticals is also entitled to royalty payments on net sales of RVL-1201 in Santen commercialization territories.

On March 29, 2022, RVL Pharmaceuticals entered into the First Amendment to License Agreement (the “Amendment”) with Santen, amending the License Agreement. Under the terms of the Amendment, effective March 31, 2022, RVL Pharmaceuticals became entitled to receive an upfront cash payment of $15.5 million, and the remaining developmental and regulatory cash milestone payments, were removed. Pursuant to the terms of the Amendment, new developmental and regulatory cash milestone payments with an aggregate value of up to $1.0 million will be payable to RVL Pharmaceuticals if achieved. In addition, the territories were expanded to include additional EMEA countries and Canada, and during the first five years following the effective date of the Amendment, Santen was granted an option to expand the territories to include Russia, subject to additional upfront and milestone payments of $2.0 million and $1.0 million, respectively. Further, under the terms of the Amendment, if RVL Pharmaceuticals desires to enter into an agreement to license certain rights related to the License Agreement to a third party in Russia, then Santen will have a right to exercise an option to expand the territories to include Russia or to match the terms of the agreement with the third party.

During the years ended December 31, 2022 and 2021, the Company recognized $15.5 million and $10.0 million, respectively, in license revenue from Santen under the Amendment and the License Agreement, respectively, as all performance obligations were met.

A contract liability is recorded as deferred revenue on the consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized upon satisfaction of all performance obligations. The amount of revenue recognized during the years ended December 31, 2022 and 2021 that was included in the opening deferred balance of the same fiscal year was less than $0.1 million for both reporting periods.

During the year ended December 31, 2022, the Company’s deferred revenue balance increased as a result of higher sales volumes and from an increase in consideration received for performance obligations yet to be satisfied at December 31, 2022. At December 31, 2022, all deferred revenue was expected to become recognized as revenues within one year and is included within accrued expenses, a component of current liabilities, in the accompanying consolidated balance sheets (see Note 10).

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets at December 31, 2022 and 2021.

The following table presents the various adjustments recognized against gross product sales (in thousands):

	Year Ended December 31,
	2022	2021
Gross product sales	$35,588	$7,997
Less provisions for:
Chargebacks	(11)	(2)
Discounts and allowances	(1,356)	(484)
Net product sales	$34,221	$7,511

Note 6. Accounts Receivable, Other Receivables, Discounts and Allowances

Accounts receivable result primarily from sales of pharmaceutical products and from amounts due under revenue sharing, license and royalty arrangements. Other receivables result primarily from payroll retention credits and other miscellaneous activities.

The following table presents the components of accounts receivable and other receivables (in thousands):

	December 31,	December 31,
	2022	2021
Trade accounts receivable	$947	$—
Other receivables	2,084	2,133
Total accounts receivable and other receivables	$3,031	$2,133

The following table presents the periodic activity within various reserves recognized against gross accounts receivable (in thousands):

			Discounts
		Commercial	and
	Chargebacks	Rebates	Allowances	Total
Balance at January 1, 2021	$—	$4	$1	$5
Provision	2	—	484	486
Charges processed	(2)	(4)	(485)	(491)
Balance at December 31, 2021	—	—	—	—
Provision	11	—	1,356	1,367
Charges processed	(11)	—	(1,356)	(1,367)
Balance at December 31, 2022	$—	$—	$—	$—

Note 7. Inventories

At December 31, 2022 and 2021, the Company had finished goods inventory of $0.8 million and $0.8 million, respectively.

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value. The following table presents activity in the allowance for excess and obsolete inventory (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$34	$—
Provision	(1)	34
Charges processed	(31)	—
Balance at end of period	$2	$34

Note 8. Property, Plant and Equipment, Net

The following table presents the components of property, plant and equipment (in thousands):

	Year Ended December 31,
	2022	2021
Leasehold improvements	$386	$1,129
Machinery	17	—
Furniture, fixtures and equipment	—	4
Computer hardware and software	1,324	1,302
	1,727	2,435
Accumulated depreciation	(1,151)	(1,641)
	576	794
Construction in progress	700	72
	$1,276	$866

Depreciation expense was $0.4 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively.

Note 9. Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill is presented net of accumulated impairment charges of $47.8 million at December 31, 2022 and 2021. The following table sets forth the changes in the carrying value of goodwill (in thousands):

Goodwill
January 1, 2021	$55,847
Impairments	—
December 31, 2021	55,847
Impairments	—
December 31, 2022	$55,847

In conjunction with the sale of the Legacy Business, the Company evaluated goodwill for impairment and determined that there were no indications that the fair value of goodwill was less than its carrying value. As of October 1, 2022, the Company performed a qualitative assessment for goodwill and concluded there were no indications that the fair value of goodwill was less than its carrying value.

Indefinite-Lived Intangible Assets

Subsequent to the divestiture of the Legacy Business in 2021 (see Note 4), the Company retained the rights to arbaclofen ER tablets which is under development for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis for which the Company has completed Phase III clinical trials and for which the Company is exploring opportunities to divest, out-license or otherwise partner with a third party to monetize its net investment (see Note 3).

At December 31, 2022 and 2021, the Company held indefinite-lived intangible assets for the right to develop and sell arbaclofen ER that had a gross recognized carrying value of $64.0 million at each date, aggregate impairment losses of $50.1 million and $36.8 million, respectively, and a net carrying amount of $13.9 million and $27.2 million, respectively.

Based on the results of a quantitative impairment assessment performed in conjunction with the announcement of the sale of the Legacy Business relative to arbaclofen ER, the Company recognized an impairment charge of $7.9 million during the year ended December 31, 2021, related to a delay in anticipated commercialization of the product candidate, if approved. During the fourth quarter of 2022, the Company, having received a potentially adverse response letter from the U.S. Food and Drug Administration (“FDA”) subsequent to an October 10, 2022 filing of a new Special Protocol

Assessment, performed a quantitative IPR&D impairment assessment and conclude that the IPR&D asset was impaired. Accordingly, the Company recognized an impairment charge of $13.3 million during the year ended December 31, 2022, related to a further delay and potentially increased costs in anticipated commercialization of the product candidate, if approved.

A quantitative impairment test for indefinite-lived intangible assets, when performed, is determined using a discounted cash flow model that necessitates the development of estimated net cash flows for each asset, the appropriate discount rate to select for each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting each asset and related cash flow stream as well as other factors. IPR&D assets are also subject to adjustments reducing their anticipated revenues and costs by a probability of success, or POS, factor based upon empirical research of probabilities a new drug candidate would be approved based on the candidate’s stage of clinical development.

A variety of the above-referenced valuation assumptions are based on significant inputs not observable in the market and thus the Company’s quantitative impairment tests, when performed, represent Level 3 measurements within the fair value hierarchy. The POS factor applied during the IPR&D quantitative impairment assessments was 69.6% and the discount rates applied were 17.5% and 12.5%, during the years ended December 31, 2022 and 2021, respectively. The Company believes the estimated net cash flows, POS factor, discount rates and other inputs and assumptions are consistent with those that a market participant would use.

Note 10. Accrued Liabilities

The following table presents the components of accrued liabilities (in thousands):

	December 31,	December 31,
	2022	2021
Accrued expenses and other liabilities	$5,894	$7,897
Accrued compensation	3,908	4,504
Accrued interest	2,300	—
Accrued royalties	1,144	200
Deferred revenue	1,923	67
Accrued research and development	226	409
Total accrued liabilities	$15,395	$13,077

Note 11. Leases

The Company leases office space in Bridgewater, New Jersey for its principal office and leases office and warehouse space in Sayreville, New Jersey for its pharmacy operations both under a non-cancelable lease that expires in November 2023. The Company also leases certain vehicles under operating leases. At December 31, 2022, the Company’s operating leases had remaining lease terms ranging from 0.9 years to 1.5 years.

The following table presents lease assets and liabilities and identifies their classification in the accompanying consolidated balance sheets (in thousands):

		December 31,
Leases	Classification	2022	2021
Assets
Operating	Operating lease assets	$512	$1,368
Finance	Property, plant and equipment, net	28	5
Total leased assets		$540	$1,373

Liabilities
Current
Operating	Current portion of lease liability	$435	$839
Finance	Current portion of obligations under finance leases	10	5

Non-current
Operating	Long-term portion of lease liability	94	592
Finance	Long-term portion of obligations under finance leases	18	—
Total lease liabilities		$557	$1,436

The Company recognizes lease expense on a straight-line basis over the lease term. The following table presents the various components of lease cost and identifies their classification in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2022	2021
Operating lease cost	Selling, general and administrative expenses	$1,111	$1,425
	Research and development expenses	—	28
	Cost of goods sold	42	41

Finance lease cost
Amortization of leased assets	Cost of goods sold	10	24
Interest on lease liabilities	Interest expense and amortization of debt discount	—	—
Total lease cost		$1,163	$1,518

The table below presents the future minimum rental payments, exclusive of taxes, insurance and other costs, under operating leases (in thousands):

Year Ending December 31,	Operating Leases
2023	$445
2024	93
Total lease payments	538
Less: interest	9
Present value of lease payments	$529

At December 31, 2022, there is an insignificant amount of future minimum lease payments required under finance leases.

The following tables presents the weighted-average remaining lease term and the weighted-average discount rate of our leases (in thousands):

	December 31,
Lease Term and Discount Rate	2022	2021
Weighted average remaining lease term (years)
Operating leases	1.2	1.8
Finance leases	2.5	0.6

Weighted average discount rate
Operating leases	3.56%	4.15%
Finance leases	10.50%	2.06%

	December 31,
Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(1,153)	$(1,478)
Operating cash flows for finance leases	(2)	—
Financing cash flows for finance leases	(10)	(16)

For the years ended December 31, 2022 and 2021, the Company recorded less than $0.1 million and $0.7 million, respectively, of leased assets obtained in exchange for new operating lease liabilities and an insignificant amount of leased assets obtained in exchange for new finance lease liabilities in each period. During the years ended December 31, 2022 and 2021, the Company disposed of less than $0.1 million of leased assets in each period.

Note 12. Financing Arrangements

The following table presents the components of long-term debt and financing obligations (in thousands):

	December 31,	December 31,
	2022	2021
Senior Secured Notes (measured at fair value)	$55,500	$43,800
Note payable — insurance financing	1,432	2,409
Total debt and financing obligations	56,932	46,209
Less: current portion of debt	(1,432)	(2,409)
Long-term debt	$55,500	$43,800

The following table presents the aggregation of principal maturities of long-term debt and financing obligations (in thousands):

Year Ending December 31,	Debt Obligations
2023	$1,432
2024	15,000
2025	15,000
2026	45,000
Total future minimum payments	76,432
Less: current portion of debt principal	(1,432)
Non-current portion of debt principal	$75,000

Senior Secured Notes

On October 1, 2021, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with, among others, Athyrium Opportunities IV Acquisition LP (the “Administrative Agent”) and Athyrium Opportunities IV Acquisition 2 LP, as a purchaser, providing for the issuance of senior secured notes in three separate tranches (the “Senior Secured Notes”). On October 12, 2021, the Company issued $55.0 million first tranche Senior Secured Notes, a portion of the proceeds of which, together with the proceeds from a concurrent underwritten equity offering (see Note 20), were used to repay in full the Prior Term Loans (defined below).

Prior to October 12, 2022, upon satisfaction of certain conditions, including a minimum net product sales target for Upneeq over a specified period of time, the Company could request second tranche Senior Secured Notes of up to $20.0 million. Additionally, prior to October 12, 2023, the Company could request third tranche Senior Secured Notes of up to $25.0 million, in the sole discretion of the purchaser.

On August 4, 2022, the Company entered into a first amendment to the Note Purchase Agreement (the “First Amendment”) with, among others, Athyrium Opportunities IV Co-Invest 1 LP (the “New Purchaser”), certain other purchasers party thereto (together with the New Purchaser, the “Purchasers”) and the Administrative Agent, which amended the Note Purchase Agreement (as amended, the “Amended Note Purchase Agreement”).

The First Amendment provided, among other things, for the issuance of $20.0 million of secured second tranche Senior Secured Notes, dated as of August 8, 2022. Furthermore, under the First Amendment, the Purchasers committed to purchase certain third tranche Senior Secured Notes in an aggregate principal amount of up to $25.0 million at any time prior to April 15, 2023, upon the satisfaction of certain conditions, including a minimum net product sales target for Upneeq over a specified period of time.

Further, the First Amendment provided for the replacement of a LIBOR-based interest rate under the Note Purchase Agreement with a Term SOFR-based interest rate. After September 30, 2022, the Senior Secured Notes bear interest at an annual rate of 9.0% plus adjusted three-month term SOFR, with a floor of 1.50% and a cap of 3.00%, payable in cash quarterly in arrears. At December 31, 2022, the interest rate applicable to the aggregate outstanding Senior Secured Notes is 12.0%.

The Senior Secured Notes require quarterly repayments equal to 5.0% of the principal outstanding beginning on March 31, 2024 with any residual balance due at maturity on October 12, 2026. The Senior Secured Notes may be voluntarily prepaid upon the satisfaction of certain conditions and with each such prepayment being accompanied by, as applicable, (i) a make-whole premium, (ii) an exit fee of 2.0% of the principal amount of the Senior Secured Notes prepaid, (iii) certain other fees, indemnities and expenses, and (iv) all accrued interest on the Senior Secured Notes being so prepaid. The First Amendment provided for the reset of the date from which the make-whole premium is applicable with respect to the first tranche Senior Secured Notes. Specifically, the make-whole premium start date with respect to the first tranche Senior Secured Notes changed from October 12, 2021, to either (A) March 1, 2022, if the third tranche Senior Secured Notes are not issued or (B) August 8, 2022, if the third tranche Senior Secured Notes are issued.

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

In addition, the restrictive covenants in the Amended Note Purchase Agreement require the Company to comply with certain minimum liquidity requirements and minimum quarterly product sales requirements. Under the terms of the Amended Note Purchase Agreement, the Company is required to maintain unrestricted cash and cash equivalents greater than or equal to $15.0 million (with a decrease to $12.5 million, if the third tranche Senior Secured Notes have been issued and the Consolidated Upneeq Net Product Sales (as defined in the Note Purchase Agreement) are greater than or equal to $55.0 million), and, as of the end of each fiscal quarter, it is required to maintain consolidated Upneeq net product sales greater than or equal to specified quarterly thresholds (currently at $7.0 million for the fiscal quarter ending March 31, 2023, and increasing in $1.0 million increments each quarter thereafter until the quarter ending June 30, 2024, for which quarter and all subsequent quarters the threshold is $12.0 million). At December 31, 2022, the Company was in compliance with all covenants under the Amended Note Purchase Agreement.

During the year ended December 31, 2021, the Company incurred aggregate debt issuance costs of $2.1 million related to the Senior Secured Notes, $1.5 million and $0.6 million of which were recognized as financial commitment assets underlying the first and second tranche Senior Secured Notes, respectively.

The Company elected the fair value option of accounting on the first tranche Senior Secured Notes upon issuance and, accordingly, a proportionate amount of related debt issuance costs of $1.5 million were immediately written off to selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. The Company’s residual financial commitment asset related to the undrawn second tranche Senior Secured Notes, was being amortized over the relevant one-year commitment period, however, upon the issuance of the second tranche Senior Secured Notes in August 2022 the residual financial commitment asset was immediately expensed. As of December 31, 2021, the second tranche financial commitment asset had a carrying value of $3.1 million and was recorded within current assets in the accompanying consolidated balance sheet. During the year ended December 31, 2022, the Company recognized $3.1 million of amortization expense from the second tranche Senior Secured Notes financial commitment asset with such expense being recorded within interest expense and amortization of debt discount in the accompanying consolidated statements of operations and comprehensive loss.

The Company also elected the fair value option of accounting on the second tranche Senior Secured Notes upon issuance and, accordingly, $0.9 million of related debt issuance costs were immediately written off in August 2022, with such expense being recorded within selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

On a recurring basis, changes in fair value of Senior Secured Notes will be presented in the accompanying consolidated statements of operations and comprehensive loss at each reporting period (see Note 21).

In the year ended December 31, 2022, the Company obtained waivers from the applicable purchasers of mandatory repayments of an aggregate of $5.0 million in principal of the Senior Secured Notes as otherwise required under the Note Purchase Agreement, in exchange for a consent fee of $0.2 million, resulting in net retained proceeds of $4.8 million.

Prior Credit Agreement

Prior to October 12, 2021, the Company was party to a Credit Agreement, dated February 3, 2016, and as amended from time-to-time, under which an aggregate principal amount of $327.5 million of secured term loans were previously issued (the “Prior Term Loans”) and that provided for revolving credit commitments up to $50.0 million (the “Prior Revolving Facility,” and together with the Prior Term Loans, the “Prior Credit Agreement”).

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

As a result of the complete principal repayments under the Prior Term Loans during the year ended December 31, 2021, the Company incurred immaterial fees and expenses upon extinguishment and also wrote off an aggregate of $1.5 million in debt issuance costs with the related expense classified within other non-operating gain or loss in the consolidated statements of operations and comprehensive loss.

Note 13. Concentrations and Credit Risk

For the year ended December 31, 2022, the Company has a significant concentration of credit risk with one customer representing 94% of trade accounts receivable.

Purchasing

The Company has an exclusive supply agreement with a third party for the manufacturing and delivery of Upneeq.

Sales by Product & Geography

For the years ended December 31, 2022 and 2021, Upneeq sales in the United States accounted for 100% of the Company's total gross product sales.

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

2016 Plan - The 2016 Plan allowed for the issuance of ordinary shares of the Company in satisfaction of awards issued thereunder. In connection with its initial public offering, the Company modified the terms of certain performance-based awards previously issued under the 2016 Plan by converting those awards to time-based awards vesting in equal annual installments on the first four anniversaries of the initial public offering, subject to continuous employment. The conversion of such legacy awards upon the initial public offering was accounted for as a modification where the fair value of such awards determined on the modification date was recognized over their remaining vesting period. At December 31, 2022, no ordinary shares were available for future issuance under the 2016 Plan.

2018 Plan - The 2018 Plan allows for the issuance of ordinary shares of the Company in satisfaction of awards issued thereunder, including, stock options, stock appreciation rights, restricted and unrestricted share and share units, performance awards, and other awards that are convertible into or otherwise based on the Company’s ordinary shares to employees and non-employee directors, consultants, and advisors. In October 2018, in connection with Company’s initial public offering, and in 2021 and 2022, the Company granted stock options under the 2018 Plan that vest on the fourth anniversary of the grant date, subject to the employee’s continued employment through such vesting date. The 2018 Plan will automatically terminate on April 9, 2031, and no awards may be granted after this date.

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

Share-based Compensation

The compensation cost, that has been charged against income for all incentive plans, excluding the ESP Plan, was $3.9 million for the year ended December 31, 2022 and $6.8 million for the year ended December 31, 2021.

Share-Based Award Activity

The following tables of share-based award activity are based on the historical activity of the continuing and discontinued operations of the Company on a combined basis.

A summary of stock option activity under the 2016 Plan as of December 31, 2022 and 2021, and changes during the years then ended is presented below:

2016 Plan - Share Options			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Share Options	Exercise Price	Contractual Term
Outstanding at January 1, 2021	2,827,100	$14.95
Granted	—	—
Exercised	—	—
Expired / Forfeited	(312,690)	$14.95
Outstanding at December 31, 2021	2,514,410	$14.95
Vested at December 31, 2021	2,514,410	$14.95
Granted	—	—
Exercised	—	—
Expired / Forfeited	(239,874)	$14.95
Outstanding at December 31, 2022	2,274,536	$14.95	3.4 years
Vested at December 31, 2022	2,274,536	$14.95	3.4 years

The aggregate intrinsic value of options outstanding under the 2016 Plan at December 31, 2022 was $0. The fair value of options vested under the 2016 Plan during the year ended December 31, 2021 was immaterial.

A summary of option activity under the 2018 Plan as of December 31, 2022 and 2021, and changes during the year then ended is presented below:

2018 Plan - Share Options		Weighted	Weighted
		Average	Average Remaining
	Number of	Exercise	Contractual
	Share Options	Price	Term
Outstanding at January 1, 2021	96,400	$7.00
Granted	3,174,886	1.80
Exercised	—	—
Expired / Forfeited	(88,850)	$5.98
Outstanding at December 31, 2021	3,182,436	$1.84
Vested Options at December 31, 2021	—
Granted	114,700	$1.24
Exercised	—	—
Expired / Forfeited	(796,914)	$1.82
Outstanding at December 31, 2022	2,500,222	$1.82	8.8 years
Vested Options at December 31, 2022	659,119	$1.94	8.8 years

The aggregate intrinsic value of options outstanding under the 2018 Plan at December 31, 2022 was $0. The weighted average grant date fair value for the options granted during the years ended December 31, 2022 and 2021 was $1.24 and $1.25, respectively. The fair value of options vested under the 2018 Plan during the years ended December 31, 2022 and 2021 were both $0.

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

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Expected volatility	84%	81%
Risk-free interest rate	1.63 - 3.78%	1.25% - 1.29%
Expected dividend yield	—%	—%
Expected life of options in years	6.25	6.08 - 6.25

The estimated fair value of the options is expensed over the requisite service period, which is generally the vesting period on a graded vesting basis. As of December 31, 2022 there was $1.2 million of aggregate unrecognized share compensation expense related to unvested options granted under the 2018 Plan, which is expected to be recognized over a weighted-average period of 1.6 years.

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

A summary of PSU activity under the 2018 Plan as of December 31, 2021, and changes during the year then ended is presented below:

2018 Plan - PSUs
		Weighted-	Weighted-
	Number of	Average Grant	Average Remaining
	PSUs	Date Fair Value	Term (Years)
Outstanding at January 1, 2021	789,799	$4.99
PSUs granted	—	—
PSUs vested	—	—
PSUs forfeited	(789,799)	4.99
Outstanding at December 31, 2021	—	$—	—

Closing of the Legacy Business divestiture triggered acceleration of vesting of the PSUs, however the PSUs were automatically forfeited due to market conditions not being met in accordance with the 2018 Plan.

A summary of RSU activity under the 2018 Plan as of December 31, 2022 and 2021, and changes during the years then ended is presented below:

2018 Plan - RSUs
		Weighted-	Weighted-
	Number of	Average Grant	Average Remaining
	RSUs	Date Fair Value	Contractual Term
Outstanding at January 1, 2021	1,991,557	$5.99
RSUs granted	161,188	3.25
RSUs vested	(601,306)	6.05
RSUs forfeited	(199,164)	4.73
Outstanding at December 31, 2021	1,352,275	$5.82
RSUs granted	75,000	1.88
RSUs vested	(310,783)	5.76
RSUs forfeited	(82,843)	5.18
Outstanding at December 31, 2022	1,033,649	$5.60	1.5 years

During the years ended December 31, 2022 and 2021 we granted RSUs covering an equal number of our ordinary shares to employees and certain directors with a weighted average grant date fair value of $1.88 and $3.25, respectively. The fair value of RSUs are determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of the RSUs is recognized ratably over the vesting period of four years for employees and one to three years for directors. At December 31, 2022 aggregate unrecognized share compensation expense related to unvested RSUs was $1.9 million which is expected to be recognized over a weighted average period of 1.5 years.

ESP Plan

The Company accounts for employee stock purchases made under its ESP Plan using the estimate grant date fair value in accordance with ASC 718. The purchase price discount and the look-back feature cause the ESP Plan to be compensatory and the Company to recognize compensation expense. Share compensation expense is recognized on a straight-line basis over the requisite service period. The Company recognized $167,731 and $134,077 of share compensation expense from the ESP Plan for the years ended December 31, 2022 and 2021, respectively. The Company values ESP Plan shares using the Black-Scholes model.

As of December 31, 2022 there were no unrecognized share compensation expense related to the ESP Plan. There were 207,903 and 76,432 ordinary shares issued under the ESP Plan during the years ended December 31, 2022 and 2021, respectively. On January 5, 2023, the Company issued 96,612 ordinary shares to the employees who participated in the ESP Plan during the offering period ended December 31, 2022.

Note 15. Earnings or Loss Per Ordinary Share

The following potentially dilutive securities have been excluded from the weighted average ordinary shares outstanding in the computation of diluted earnings or loss per share because the impact of including them would have been anti-dilutive:

	Year Ended December 31,
	2022	2021
Performance and restricted stock units	1,033,649	1,352,275
Share options to purchase ordinary shares	4,774,758	5,696,846
Warrants to purchase ordinary shares	16,100,000	16,100,000
Ordinary shares to be purchased through employee stock purchase plan	96,612	129,258

Note 16. Commitments and Contingencies

Contingent Milestone Payments

Upon closing of the Legacy Business divestiture, the only strategic business agreements remaining with the Company are contingent payment obligations related to the acquisition of Upneeq and its related intellectual property, including contingent earn out obligations pursuant to the acquisition of RevitaLid, Inc., the original owner of Upneeq. The aggregate amount of future contingent payments due under the strategic business agreements, based on defined regulatory milestone events and milestones based on levels of US and ex-US net product sales of Upneeq, was $0.8 million in the aggregate at December 31, 2022.

The aggregate expense associated with contingent payments related to the acquisitions of Upneeq and Revitalid in the years ended December 31, 2022 and 2021 was $2.8 million and $0.5 million, respectively, with such amounts classified within cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss.

Royalty Obligations

The Company does not have agreements with third parties that require the Company to make minimum royalty payments.

Supply Agreement Obligations

The only supply agreement remaining with the Company after the divestiture of the Legacy Business is that related to the supply of Upneeq, which contains no minimum purchase obligations. The Company has no enforceable and legally binding purchase obligations at December 31, 2022.

Defined Contribution Plan

The Company maintains a 401(k) plan that covers eligible employees subject to certain age and length of service requirements. The 401(k) plan provides for employer matching contributions equal to 100% of each employee's elective deferrals up to 3% of base salary, plus 50% of each employee's elective deferrals between 3% and 5% of base salary. For the years ended December 31, 2022 and 2021, the Company recognized expenses related to its contributions under the Plan of $0.7 million and $0.7 million, respectively.

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

Note 17. Income Taxes

RVL Pharmaceuticals plc is an Irish public limited company. Since the majority of the Company’s operations is in the U.S., the statutory income tax rate that is applicable is the U.S. federal income tax rate of 21%. On August 27, 2021, and in connection with the divestiture of the Legacy Business, the Company sold its interest in certain subsidiaries which resulted in a federal capital loss.

The following table shows the components of loss before income taxes and the related current and deferred income taxes from continuing operations (in thousands):

	December 31,	December 31,
	2022	2021
Loss before income taxes
U.S. operations	$(48,197)	$(68,975)
Non-U.S. operations	(3,515)	(13,559)
Total loss before income taxes	(51,712)	(82,534)
Current income tax expense (benefit)
Federal	86	192
State	105	(41)
Foreign	(68)	20
Total current income tax expense (benefit)	123	171
Deferred income tax expense (benefit)
Federal	(90)	149
Foreign	(53)	(5)
Total deferred income tax expense (benefit)	(143)	144
Total income tax expense (benefit)	$(20)	$315

The following table provides a reconciliation of the U.S. statutory federal income tax rate to the Company's effective income tax rate from continuing operations:

	December 31,	December 31,
	2022	2021
U.S. federal income tax at 21% statutory rate	21.00%	21.00%
State and local income taxes, net of federal benefit	6.28%	2.65%
Differences in tax effects on foreign income	0.23%	8.81%
Federal tax credits	0.95%	0.29%
Uncertain tax positions	(0.01)%	—%
NOL carryback rate differential	—%	(0.03)%
Tax audit adjustments	0.11%	0.01%
Change in valuation allowance	(23.24)%	(33.83)%
Permanent adjustments	(0.63)%	(0.01)%
Return to provision	(4.65)%	—%
Other	—%	0.73%
Effective income tax rate	0.04%	(0.38)%

Deferred income taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial statement purposes and the comparable amounts recorded for income tax purposes. The following table depicts the significant components of deferred tax assets (liabilities) (in thousands):

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$714	$827
Inventories	4	—
Net operating losses	26,944	21,134
Capital losses	23,805	23,845
Right of use liabilities	120	340
Tax credits	8,207	7,232
Debt costs	3,311	4,740
Interest expense	4,367	2,168
Share compensation	709	285
Other	3,561	2,916
Less: valuation allowance	(64,872)	(52,853)
Deferred tax liabilities:
Property plant & equipment	(28)	—
Intangible assets	(2,339)	(6,353)
Debt costs	(4,447)	(4,107)
Right of use assets	(117)	(325)
Total deferred income taxes	$(61)	$(151)

At December 31, 2022, the Company had federal net operating loss carryforwards of $70.2 million, state net operating loss carryforwards of $139.2 million, net operating loss carryforwards in certain foreign tax jurisdictions of $109.9 million, which will begin to expire in 2026 and total tax credit carryforwards of $8.6 million, primarily consisting of Federal Orphan Drug Tax Credits that are expected to be fully realized prior to their expiration, beginning in 2036. The Company also had federal capital loss carryforwards of $95.8 million at December 31, 2022, which will expire in 2026.

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on actual and forecasted operating results in order to determine the proper amount, if any, required for a valuation allowance. The Company maintains valuation allowances on deferred tax assets applicable to entities in the U.S. and foreign jurisdictions for which separate income tax returns are filed, where realization of the related deferred tax assets from future profitable operations is not reasonably assured. During the years ended December 31, 2022 and 2021, the valuation allowance increased by $12.0 million and $25.1 million, respectively. Should applicable deferred tax assets ultimately become realizable, such resulting reduction in the valuation allowance would generally be recognized as an income tax benefit.

The Company files income tax returns in U.S. federal, state and certain international jurisdictions. For U.S. federal and certain state income tax purposes, the Company's 2016 through 2022 tax years remain open for examination by the tax authorities under the normal statute of limitations. For certain international income tax purposes, the Company's 2016 through 2022 tax years remain open for examination by the tax authorities under the normal statute of limitations.

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

The following table provides a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest (in thousands):

	December 31,	December 31,
	2022	2021
Balance at beginning of period	$175	$171
Additions related to current period tax positions	4	4
Balance at end of period	$179	$175

It is not anticipated that the amount of unrecognized tax benefits will materially change in the next 12 months. If recognized, the total amount of unrecognized tax benefits would have an immaterial impact on the Company’s effective income tax rate.

The Company classifies interest expense related to unrecognized tax benefits as components of the income tax expense or benefit. Interest and penalties recognized in the consolidated statements of operations were immaterial.

Note 18. Related Parties

In August 2022, affiliates of Avista Capital Partners, an entity that holds significant influence over the Company, and two of the Company’s executive officers, one of whom is also a director, among other parties participated in a private placement of ordinary shares at the then-current market trading price (see Note 20).

There were no other related party transactions and no related expenses were recognized for the years ended December 31, 2022 and 2021.

Note 19. Restructuring Expenses

In April and September 2022, as part of initiatives to refine the Company’s go to market strategy, the Company recognized an aggregate of $2.9 million in expenses primarily associated with employee severance benefits that were classified in selling, general and administrative expenses in the accompanying consolidated financial statements of operations and comprehensive loss.

In April 2021, the Company curtailed operations and implemented workforce reductions in its research and development subsidiary in Buenos Aires, Argentina. These restructuring activities were associated with the Company’s plans to reduce expenses and better align business activities with the Company’s corporate strategy. As a result, the Company recognized $4.5 million of restructuring expenses in the year ended December 31, 2021. The restructuring expenses consisted of $3.2 million for one-time employee related termination benefits, and $1.3 million of asset disposal costs related to leasehold improvements at the Buenos Aires location. Of the $4.5 million of restructuring expenses, $2.0 million were recognized in selling, general and administrative expenses, $1.2 million were recognized in research and development expenses, and $1.3 million of asset disposal costs were recognized in non-operating expenses, each in the accompanying statements of operations and comprehensive loss.

Note 20. Shareholders’ Equity and Warrant Liabilities

2022 Equity Offering

As a condition to the effectiveness of the First Amendment (see Note 12), on August 4, 2022 the Company entered into a series of share subscriptions (collectively, the “Share Subscription Agreements”) with Athyrium Opportunities IV Co-Invest 2 LP (“Athyrium”), Avista Healthcare Partners, L.P. (“Avista”), Brian Markison, Chief Executive Officer, and James Schaub, Executive Vice President and Chief Operating Officer, (together, the “Equity Purchasers”) pursuant to which the Company sold and issued to the Equity Purchasers, in a private placement (the “Private Placement”), an aggregate of 15,451,612 ordinary shares of the Company, nominal value $0.01 per share, at a purchase price of $1.55 per Ordinary Share, the closing market trading price on August 4, 2022.

Pursuant to the Share Subscription Agreements, the closing of the Private Placement occurred on August 8, 2022. The Company issued and allotted (i) 6,451,612 ordinary shares to Athyrium: (ii) 8,000,000 ordinary shares to Avista; (iii) 850,000 ordinary shares to Brian Markison; and (iv) 150,000 ordinary shares to James Schaub, for aggregate gross proceeds to the Company of $23.9 million, before deducting offering expenses of $0.3 million. Proceeds from the Private Placement were used for working capital and general corporate purposes. The Share Subscription Agreements also provide the Equity Purchasers with certain registration rights. The ordinary shares issued pursuant to the Share Subscription Agreements were registered on the Company’s Registration Statement on Form S-3 (File No. 333-266984), filed with the Securities and Exchange Commission (“SEC”) on August 19, 2022, and declared effective on August 26, 2022.

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

The Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and are presented within warrant liabilities on the accompanying consolidated balance sheet. On a recurring basis, changes in fair value of Warrant liabilities will be presented in the accompanying consolidated statement of operations and comprehensive loss at each reporting period. The estimated fair value of Warrants is considered to be a Level 3 measurement in the fair value hierarchy. See Note 21 for a description of the valuation methodology of the Warrants.

2021 Debt Refinancing

On October 12, 2021, the Company issued and allotted 6,148,832 of the Company’s ordinary shares, to the purchaser of the Senior Secured Notes for a price of $0.01 per share, pursuant to a Share Subscription Agreement between the Company and Purchaser, dated October 1, 2021. The number of shares issued and allotted to purchaser was equal to $15.0 million divided by the volume weighted average price per ordinary share in the 60 trading days ended October 8, 2021. The ordinary shares were recognized in shareholders’ equity at their fair value at issuance of $12.6 million. The ordinary shares were subsequently registered on the Company's Registration Statement on Form S-3 (File No. 333-260529), filed with the SEC on October 27, 2021 and declared effective on December 9, 2021.

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

The Company retires ordinary shares acquired under the ordinary share repurchase program. The Company did not repurchase any shares during the years ended December 31, 2022 and 2021.

Note 21. Financial Instruments and Fair Value Measurements

The Company’s financial instruments subject to fair value measurements include cash and cash equivalents, accounts receivable and other receivables, trade accounts payable, accrued liabilities, long-term debt and warrant liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets – Cash and cash equivalents, generally consisting of investments in interest-bearing money market accounts, are measured at fair value on a recurring basis using Level 1 measurements. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy because money market account fair values are known and observable through daily published floating net asset values. The fair value of the Company’s cash and cash equivalents, being the same as their carrying value, were $44.5 million and $40.4 million at December 31, 2022 and 2021, respectively.

Financial Liabilities – The Senior Secured Notes, a material component of long-term debt (see Note 12), and Warrants, as reflected within warrant liabilities, a material component of total liabilities, (see Note 20), have each been measured and carried at fair value since their issuance in October 2021. Such instruments represent financial liabilities whose measurement contains significant unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy.

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

The following tables show financial liabilities subject to fair value measurement on a recurring basis and related information on fair values, valuation techniques and unobservable inputs (dollars in thousands):

	At December 31, 2022

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(55,500)	Income Approach - DCF	Discount rate	24.6%
			Term (in years)	3.8

Warrants	$(1,951)	Black-Scholes Merton	Equity volatility	60.0%
			Term (in years)	2.3

	At December 31, 2021

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(43,800)	Income Approach - DCF	Discount rate	17.9%
			Term (in years)	4.8

Warrants	$(3,220)	Black-Scholes Merton	Equity volatility	65.0%
			Term (in years)	3.3

The following table shows changes in the fair value of financial liabilities subject to Level 3 fair value measurements on a recurring basis (in thousands):

	Senior Secured Notes	Warrants
Balance, At December 31, 2021	$(43,800)	$(3,220)
Principal issuance of second tranche Senior Secured Notes (Note 8)	(20,000)	-
Cash payments for interest	4,843	-
Fair value adjustments through earnings (inclusive of related accrued interest expense)	2,857	1,269
Fair value adjustments through accumulated other comprehensive income or loss	(1,700)	-
Accrued interest (Note 10)	2,300	-
Balance, At December 31, 2022	$(55,500)	$(1,951)

Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying consolidated statements of operations and comprehensive loss under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption for company-specific credit risk, exclusive of base market changes, and are presented within change in fair value of debt due to change in credit risk, net of tax, a component of comprehensive income or loss in the accompanying consolidated statements of operations and comprehensive loss.

No financial liabilities were subject to fair value measurements on a recurring basis prior to October 2021.

Non-recurring Fair Value Measurements

As part of the Company’s goodwill and intangible asset impairment assessments performed at quarterly intervals or whenever indicators of impairment are identified or when IPR&D assets are placed into service, the Company estimates the fair values of the subject assets using an income approach that utilizes a discounted cash flow model, or, where appropriate, a market approach. Such valuations typically employ assumptions that are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. See Note 9 for discussions of relevant non-recurring fair value measurements, significant assumptions and the associated impairment charges recognized when relevant, performed during the years ended December 31, 2022 and 2021.

Note 22. Subsequent Events

In February 2023, the Company received $5.0 million in cash from Alora related to a contingent milestone payment earned in connection with the sale of the Legacy Business (see Note 4). In March 2023, the Company paid the $5.0 million to the Purchasers in satisfaction of mandatory repayment conditions required under its Amended Note Purchase Agreement (see Note 12), thereby reducing the outstanding principal balance of the second tranche Senior Secured Notes by $4.3 million.

On March 8, 2023, the Company entered into a second amendment to the Note Purchase Agreement (the “Second Amendment”) with, among others, the Purchasers and the Administrative Agent, which further amended the Amended Note Purchase Agreement (see Note 12). The Second Amendment provided solely for the immediate reduction of the minimum liquidity requirement from $15.0 million to $12.5 million.

Between January and March 2023, the Company received an aggregate of $4.1 million in federal tax refunds related to income taxes paid in prior periods. The Company is continuing to pursue the collection of $1.8 million of additional federal refund claims.

In March 2023, the Company amended a lease agreement for its Sayreville, NJ location, the operations site of RVL Pharmacy, to extend the lease for an additional 36 months through December 31, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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
2.1

Purchase and Sale Agreement, dated as of June 24, 2021, by and among the Company, Acella Holdings, LLC, Alora Pharmaceuticals, LLC and the Sellers listed therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 30, 2021, Commission File No. 001-38709)

2.2

Stock Purchase Agreement, dated as of October 24, 2017, by and between RevitaLid, Inc. and Osmotica Pharmaceutical Corp. (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

3.1

Memorandum and Articles of Association of RVL Pharmaceuticals plc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 18, 2022, Commission File No. 001-38709)

4.1

Shareholders' Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 28, 2019, Commission File No. 001-38709)

4.2

Amendment No. 1, dated as of November 20, 2020, to the Shareholders Agreement, dated as of October 17, 2018, by and among Osmotica Pharmaceuticals plc, ACP Holdco (Offshore), L.P., ACP III AIV, L.P., Altchem Limited, Orbit Co-Invest A-I LLC, Orbit Co-Invest I LLC, Orbit Co-Invest III LLC, and the management shareholders identified therein (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 30, 2021, Commission File No. 001-38709)

4.3		Form of Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

4.4

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 30, 2022, Commission File No. 001-38709)

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

10.6	+

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

10.8	+

Form of Nonqualified Option Award Agreement under the RVL Pharmaceuticals plc Amended and Restated 2018 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 30, 2022, Commission File No. 001-38709)

10.9	+

RVL Pharmaceuticals plc Amended and Restated 2018 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 30, 2022, Commission File No. 001-38709)

10.10	+

Form of Nonqualified Option Award Agreement under the Amended and Restated RVL Pharmaceuticals plc 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.11	+

Amended and Restated RVL Pharmaceuticals plc 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 30, 2022, Commission File No. 001-38709)

10.12	+

RVL Pharmaceuticals plc Amended and Restated 2018 Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 30, 2022, Commission File No. 001-38709)

10.13	+

Osmotica Pharmaceuticals plc 2018 Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1/A filed on October 17, 2018, Commission File No. 333-227357)

10.14	+

Employment Agreement, dated December 3, 2015, by and between Vertical/Trigen Holdings, LLC and Brian A. Markison (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 30, 2022, Commission File No. 001-38709)

10.15	+

Amendment to Employment Agreement, dated July 29, 2021, by and between RVL Pharmaceuticals, Inc. and Brian A. Markison (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 30, 2022, Commission File No. 001-38709).

10.16	+

Amendment to Employment Agreement, dated November 5, 2021, by and between RVL Pharmaceuticals, Inc. and Brian A. Markison (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021, Commission File No. 001-38709)

10.17	+

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

10.19	+

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

10.21	+

Form of Additional Annual Retainer Agreement (In Lieu of Equity Awards) with RVL Pharmaceuticals plc Directors (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 19, 2020, Commission File No. 001-38709)

10.22

Contingent Amendment Agreement, dated June 24, 2021, by and among Osmotica Pharmaceutical Corp., Valkyrie Group Holdings, Inc., Osmotica Holdings US LLC, the loan parties thereto, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2021, Commission File No. 001-38709)

10.23

Sales Agreement, dated as of September 8, 2021, by and between Osmotica Pharmaceuticals, plc and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 8, 2021, commission File No. 333-236193)

10.24

Note Purchase Agreement, dated October 1, 2021, between Osmotica Pharmaceutical Corp., Osmotica Pharmaceuticals plc, Osmotica Holdings US LLC, Athyrium Opportunities IV Acquisition LP and the Purchasers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2021, Commission File No. 001-38709)

10.25

First Amendment to Note Purchase Agreement, dated August 4, 2022, by and among Osmotica Pharmaceutical Corp., the Guarantors party thereto, the Purchasers party thereto and Athyrium Opportunities IV Acquisition LP, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022, Commission File No. 001-38709)

10.26

Second Amendment to Note Purchase Agreement, dated March 8, 2023, by and among RevitaLid

Pharmaceutical Corp., the Guarantors party thereto, the Purchasers party thereto and Athyrium

Opportunities IV Acquisition LP, as the Administrative Agent

10.27

Share Subscription Agreement, dated October 1, 2021, between Osmotica Pharmaceuticals plc and Athyrium Opportunities IV Acquisition LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2021, Commission File No. 001-38709)

10.28

Share Subscription Agreement, dated August 4, 2022, by and between RVL Pharmaceuticals plc and Avista Healthcare Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022, Commission File No. 001-38709)

10.29

Share Subscription Agreement, dated August 4, 2022, by and between RVL Pharmaceuticals plc and Athyrium Opportunities IV Co-Invest 2 LP (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022, Commission File No. 001-38709)

10.30

Share Subscription Agreement, dated August 4, 2022, by and between RVL Pharmaceuticals plc and Brian Markison (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022, Commission File No. 001-38709)

10.31

Share Subscription Agreement, dated August 4, 2022, by and between RVL Pharmaceuticals plc and James Schaub (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022, Commission File No. 001-38709)

21.1		Subsidiaries of RVL Pharmaceuticals plc

23.1	Consent of Ernst & Young LLP independent registered public accounting firm

31.1

Principal Executive Officer and Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

RVL Pharmaceuticals plc

Dated: March 20, 2023	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2023.

Signatures	Capacity in Which Signed

/s/ Brian Markison	Chief Executive Officer and Director (Chairman)
Brian Markison	(Principal Executive Officer and Principal Financial Officer)

/s/ Michael J. DePetris	Principal Accounting Officer
Michael J. DePetris

/s/ Michael DeBiasi	Director
Michael DeBiasi

/s/ David Burgstahler	Director
David Burgstahler

/s/ Gregory L. Cowan	Director
Gregory L. Cowan

/s/ Joaquin Benes	Director
Joaquin Benes

/s/ Sriram Venkataraman	Director
Sriram Venkataraman

/s/ Juan Vergez	Director
Juan Vergez

/s/ Alisa Lask	Director
Alisa Lask