Form 10-Q
period 2023-03-31
RVL Pharmaceuticals plc
filed 2023-05-11
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 99,349,814 ordinary shares ($0.01 nominal value per share) outstanding as of May 10, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "plan," "should," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives and financial needs. Examples of forward-looking statements include, among others, statements we make regarding: our intentions, beliefs or current expectations concerning, among other things, future operations; future financial performance, trends and events, particularly relating to sales of Upneeq; U.S. Food and Drug Administration, or the FDA, and other regulatory applications, approvals and actions; the continuation of historical trends; our ability to manage costs and service our debt; our planned rollout of our next-generation e-commerce portal in the second half of 2023; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs.

We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include the following:

●	Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed or discontinued if we are unable to obtain the additional funding as or when needed.
●	Due to our dependence on one product, Upneeq, our business could be materially adversely affected if Upneeq does not perform as well as expected.
●	Upneeq may fail to achieve sufficient market acceptance by clinicians and patients, or others in the medical community, and the market opportunity for Upneeq may be smaller than we estimate.
●	If we are unable to successfully commercialize Upneeq, or develop new products, on a timely or cost effective basis, our operating results will suffer.
●	Our profitability depends on our customers’ willingness to pay the price we charge for Upneeq. If we decide to lower the price we charge for Upneeq our profitability could materially suffer.
●	Our marketing and sales expenditures may not result in the commercial success of Upneeq.
●	We expend a significant amount of resources on research and development, including milestones on in licensed products, which may not lead to successful product introductions.
●	If we are unable to maintain our sales, marketing and distribution capabilities, or establish additional capabilities if and when necessary, we may not be successful in commercializing Upneeq.
●	We depend to a large extent on third-party suppliers and distributors for Upneeq, including Nephron Pharmaceuticals, and if such suppliers and distributors are unable to supply raw materials for manufacture and deliver Upneeq in a timely manner, or are unable to manufacture Upneeq at a scale sufficient to meet demand, it could have material adverse effect on our business, financial position and results of operations.
●	If Upneeq does not produce the intended effects, our business may suffer.
●	The terms of the documentation governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

●	Our business may be adversely affected by the ongoing coronavirus outbreak.
●	There is no certainty that we will be able to get FDA approval of arbaclofen extended release (“ER”) and no certainty that we will be able to realize any value for arbaclofen ER if we decide to license or divest the product.
●	The drug regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Other factors that are described in Part 1, Item 1A "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2023.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited).

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32,640	$44,543
Accounts receivable and other receivables	1,879	3,031
Inventories, net	213	784
Prepaid expenses and other current assets	3,620	8,617
Total current assets	38,352	56,975
Property, plant and equipment, net	2,487	1,276
Operating lease assets	522	512
Indefinite-lived intangible assets	13,900	13,900
Goodwill	55,847	55,847
Total assets	$111,108	$128,510
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$2,630	$2,407
Accrued liabilities	9,268	15,395
Current portion of debt ($3,261 measured at fair value and representing $3,533 of aggregate unpaid principal at March 31, 2023)	4,150	1,432
Current portion of obligations under finance leases	11	10
Current portion of lease liability	306	435
Income taxes payable - current portion	43	44
Total current liabilities	16,408	19,723
Long-term debt (measured at fair value and representing $67,133 and $75,000 of aggregate unpaid principal at March 31, 2023 and December 31, 2022, respectively)	53,039	55,500
Warrant liability	1,274	1,951
Long-term portion of obligations under finance leases	15	18
Long-term portion of lease liability	229	94
Income taxes payable - long term portion	71	70
Deferred taxes	72	61
Total liabilities	71,108	77,417
Commitments and contingencies (see Note 11)
Shareholders' equity:
Ordinary shares ($0.01 nominal value, 400,000,000 shares authorized, 99,349,814 and 99,161,375 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	993	992
Preferred shares ($0.01 nominal value, 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value, 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	619,841	619,323
Accumulated deficit	(580,834)	(569,222)
Total shareholders' equity	40,000	51,093
Total liabilities and shareholders' equity	$111,108	$128,510

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022

Net product sales	$8,832	$5,944
Royalty and licensing revenue	—	15,500
Total revenues	8,832	21,444
Cost of goods sold	2,299	2,144
Gross profit	6,533	19,300
Selling, general and administrative expenses	16,198	23,834
Research and development expenses	626	862
Total operating expenses	16,824	24,696
Operating loss	(10,291)	(5,396)
Interest expense and amortization of debt discount	26	985
Change in fair value of debt and interest expense	7,349	1,044
Change in fair value of warrants	(677)	4,508
Other non-operating income, net	(5,435)	(5,037)
Total other non-operating income	1,263	1,500
Loss before income taxes	(11,554)	(6,896)
Income tax expense (benefit)	58	(75)
Net loss	$(11,612)	$(6,821)
Change in fair value of debt due to change in credit risk, net of tax	—	(1,700)
Comprehensive loss	$(11,612)	$(8,521)
Loss per ordinary share:
Basic and diluted	$(0.12)	$(0.08)
Weighted average ordinary shares outstanding:
Basic and diluted	99,321,304	83,489,900

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

					Accumulated
					other
	Ordinary shares		Additional	Accumulated	comprehensive	Total
	Shares	Amount	paid in capital	deficit	income (loss)	shareholders' equity
Balance at January 1, 2022	83,297,567	$833	$591,730	$(517,530)	$1,700	$76,733
Share compensation	217,844	2	1,326	—	—	1,328
Net loss	—	—	—	(6,821)	—	(6,821)
Payments for taxes related to the net share settlement of equity awards	—	—	(57)	—	—	(57)
Change in fair value of debt due to change in credit risk	—	—	—	—	(1,700)	(1,700)
Balance at March 31, 2022	83,515,411	$835	$592,999	$(524,351)	$—	$69,483

Balance at January 1, 2023	99,161,375	$992	$619,323	$(569,222)	$—	$51,093
Share compensation	188,439	1	590	—	—	591
Net loss	—	—	—	(11,612)	—	(11,612)
Payments for taxes related to the net share settlement of equity awards	—	—	(72)	—	—	(72)
Balance at March 31, 2023	99,349,814	$993	$619,841	$(580,834)	$—	$40,000

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(11,612)	$(6,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93	89
Share compensation	499	1,209
Change in fair value of debt	5,134	(400)
Change in fair value of warrants	(677)	4,508
Deferred income tax benefit	11	9
Gain on sale of fixed and leased assets	(79)	(37)
Amortization of deferred financing and loan origination fees	—	967
Change in operating assets and liabilities:
Accounts receivable and other receivables	1,152	(15,439)
Inventories, net	571	—
Prepaid expenses and other current and non-current assets	4,998	420
Trade accounts payable	224	955
Accrued and other current liabilities	(6,132)	1,264
Net cash used in operating activities	(5,818)	(13,276)
Cash Flows from Investing Activities:
Proceeds from sale of fixed and leased assets	79	37
Purchases of property, plant and equipment	(1,304)	(27)
Net cash (used in) provided by investing activities	(1,225)	10
Cash Flows from Financing Activities:
Payments on finance lease obligations	(2)	(2)
Payments on insurance financing loan	(544)	(897)
Payments for taxes related to net share settlement of share-based awards	(72)	(57)
Proceeds from issuance of ordinary shares under the ESP Plan	92	119
Debt repayments	(4,334)	—
Net cash used in financing activities	(4,860)	(837)
Net change in cash and cash equivalents	(11,903)	(14,103)
Cash and cash equivalents, beginning of period	44,543	40,444
Cash and cash equivalents, end of period	$32,640	$26,341

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

On August 27, 2021, the Company closed the divestiture of its portfolio of branded and non-promoted products and its Marietta, Georgia, manufacturing facility (the “Legacy Business”) to certain affiliates of Alora Pharmaceuticals (“Alora”). Pursuant to the divestiture, the Company retained the rights to Upneeq and to arbaclofen ER tablets which is under development for the treatment of spasticity in multiple sclerosis for which the Company has completed Phase III clinical trials and for which the Company is exploring opportunities to divest, out-license or otherwise partner with a third party to monetize its net investment.

The Company’s commercial operations are conducted by its wholly-owned subsidiaries, RVL Pharmaceuticals, Inc. (“RVL Pharmaceuticals”) and RVL Pharmacy, LLC, (“RVL Pharmacy”). RVL Pharmacy conducts pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. In management’s opinion, the interim financial data presented herein includes all adjustments (consisting solely of normal, recurring adjustments) that are necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2023 or any period thereafter. The accompanying unaudited condensed consolidated balance sheet data as of December 31, 2022 was derived from the audited consolidated financial statements.

Management believes that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Those audited consolidated financial statements include a summary of our significant accounting policies, updates to which are included in this Note 2.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported throughout the financial statements. Actual results could differ materially from those estimates.

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Supplemental Cash Flow Disclosures—Supplemental cash flow disclosures are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for:
Interest	$4,541	$1,461
Income taxes	$5	$85

During the three months ended March 31, 2023, the Company received an aggregate of $4.1 million in federal tax refunds related to income taxes paid in prior periods. The Company is continuing to pursue the collection of $1.8 million of additional federal refund claims (see Note 5).

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The standard, which allows entities to adopt the guidance through either a modified or fully retrospective method of transition, becomes effective for the Company, as a smaller reporting company, for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company has evaluated the impact of the adoption of ASU 2020-06 and currently anticipates there will be no material impact upon adoption on January 1, 2024.

There are no other recently issued accounting standards that are expected to have a material impact to the Company’s financial position or results of operations upon adoption.

Note 3. Liquidity

At March 31, 2023, the Company had cash and cash equivalents of $32.6 million, an accumulated deficit of $580.8 million, and senior secured indebtedness with aggregate principal maturities of $70.7 million, with such maturities commencing in March 2024 and extending through October 2026 (see Note 7). In addition, the Company’s senior secured indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly net product sales requirements (see Note 7). For the three months ended March 31, 2023 and 2022, the Company incurred net losses of $11.6 million and $6.8 million, respectively, and used $5.8 million and $13.3 million, respectively, in cash from operating activities.

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

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Management of the Company does not believe that current sources of liquidity will be sufficient to fund the Company’s planned expenditures and meet its obligations, including the minimum liquidity covenant, for at least 12 months following the date the accompanying unaudited condensed consolidated financial statements are issued without raising additional funding. As a result, there is a substantial doubt as to the Company’s ability to operate as a going concern. The Company’s ability to continue as a going concern will require it to obtain additional funding, generate positive cash flow from operations by, among other things, reducing expenses and/or realizing operational efficiencies, and/or enter into strategic alliances or sell assets.

Management’s plans to address these conditions by way of securing additional funding include pursuing one or more of the following options, none of which can be guaranteed or is entirely within its control, (i) raise funds through additional sales of ordinary shares, through equity sales agreements with brokers/dealers or other public or private equity financings, (ii) raise funds through borrowings under new and/or existing debt facilities and/or convertible debt, and/or (iii) raise non-dilutive funds through product collaborations, including co-promotions, and/or to partner or sell a portion or all rights to any of the Company’s assets.

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

Note 4. Revenues

The Company’s performance obligations are to provide its pharmaceutical products based upon purchase orders from customers. The performance obligations are satisfied at a point in time, typically upon delivery, when the customer obtains control of the pharmaceutical product. Predominately, the Company collects payments in advance from its customers. From time to time, the Company may invoice a customer after the products have been delivered in which case payments are typically due within 30 days.

The following table presents disaggregated revenues from contracts with customers (in thousands):

	Three Months Ended March 31,
	2023	2022
Net product sales - Upneeq	$8,832	$5,944
Royalty and licensing revenue	—	15,500
Total revenues	$8,832	$21,444

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

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

milestone payments. RVL Pharmaceuticals is also entitled to royalty payments on net sales of RVL-1201 in Santen commercialization territories.

On March 29, 2022, RVL Pharmaceuticals entered into the First Amendment to License Agreement (the “Amendment”) with Santen, amending the License Agreement. Under the terms of the Amendment, effective March 31, 2022, RVL Pharmaceuticals became entitled to receive an upfront cash payment of $15.5 million, and the remaining developmental and regulatory cash milestone payments were removed. Pursuant to the terms of the Amendment, new developmental and regulatory cash milestone payments with an aggregate value of up to $1.0 million will be payable to RVL Pharmaceuticals if achieved. In addition, the territories were expanded to include additional EMEA countries and Canada, and during the first five years following the effective date of the Amendment, Santen was granted an option to expand the territories to include Russia, subject to additional upfront and milestone payments of $2.0 million and $1.0 million, respectively. Further, under the terms of the Amendment, if RVL Pharmaceuticals desires to enter into an agreement to license certain rights related to the License Agreement to a third party in Russia, then Santen will have a right to exercise an option to expand the territories to include Russia or to match the terms of the agreement with the third party.

During the three months ended March 31, 2022, the Company recognized $15.5 million in license revenue from Santen under the Amendment as all performance obligations were met.

A contract liability is recorded as deferred revenue on the accompanying unaudited condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized upon satisfaction of all performance obligations. The amount of revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the opening deferred balance of the same fiscal year to date period was $1.8 million and less than $0.1 million, respectively.

At March 31, 2023, all deferred revenue was expected to become recognized as revenues within one year and is included within accrued expenses, a component of current liabilities, in the accompanying unaudited condensed consolidated balance sheets (see Note 6).

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company generally does not incur costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs. The Company had no contract assets at March 31, 2023 or December 31, 2022.

The following table presents the various adjustments recognized against gross product sales (in thousands):

	Three Months Ended March 31,
	2023	2022
Gross product sales	$9,188	$6,027
Less provisions for:
Chargebacks	(1)	(1)
Discounts and allowances	(355)	(82)
Net product sales	$8,832	$5,944

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5. Accounts Receivable and Other Receivables

Accounts receivable result primarily from product sales of Upneeq and from amounts due under revenue sharing, license and royalty arrangements. Other receivables result primarily from payroll retention credits and other miscellaneous activities.

The following table presents the components of accounts receivable and other receivables (in thousands):

	March 31,	December 31,
	2023	2022
Trade accounts receivable	$9	$947
Other receivables	1,870	2,084
Total accounts receivable and other receivables	$1,879	$3,031

Note 6. Accrued Liabilities

The following table presents the components of accrued liabilities (in thousands):

	March 31,	December 31,
	2023	2022
Accrued expenses and other liabilities	$4,230	$5,894
Accrued compensation	2,569	3,908
Accrued interest	—	2,300
Accrued royalties	420	1,144
Deferred revenue	1,812	1,923
Accrued research and development	237	226
Total accrued liabilities	$9,268	$15,395

Note 7. Financing Arrangements

The following table presents the components of long-term debt and financing obligations (in thousands):

	March 31,	December 31,
	2023	2022
Senior Secured Notes (measured at fair value)	$56,300	$55,500
Note payable — insurance financing	889	1,432
Total debt and financing obligations	57,189	56,932
Less: current portion of debt (inclusive of $3,261 measured at fair value at March 31, 2023)	(4,150)	(1,432)
Long-term debt	$53,039	$55,500

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the aggregation of principal maturities of long-term debt and financing obligations (in thousands):

Year Ending December 31,	Debt Obligations
Remainder of 2023	$889
2024	14,133
2025	14,133
2026	42,400
Total future minimum payments	71,555
Less: current portion of debt principal	(4,422)
Non-current portion of debt principal	$67,133

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

On August 4, 2022, the Company entered into a first amendment (the “First Amendment”) to the Note Purchase Agreement with, among others, Athyrium Opportunities IV Co-Invest 1 LP (the “New Purchaser”), certain other purchasers party thereto (together with the New Purchaser, the “Purchasers”) and the Administrative Agent, which amended the Note Purchase Agreement (as amended by the First Amendment and Second Amendment (as defined below), the “Amended Note Purchase Agreement”).

The First Amendment provided, among other things, for the issuance of $20.0 million of secured second tranche Senior Secured Notes, dated as of August 8, 2022. Furthermore, under the First Amendment, the Purchasers committed to purchase certain third tranche Senior Secured Notes in an aggregate principal amount of up to $25.0 million at any time prior to April 15, 2023, upon the satisfaction of certain conditions. These conditions were not met as of April 15, 2023, and the Purchasers commitment to purchase such third tranche Senior Secured Notes expired thereafter.

On March 8, 2023, the Company entered into a second amendment (the “Second Amendment”) to the Note Purchase Agreement with, among others, the Purchasers and the Administrative Agent, which provided for the immediate reduction of the minimum liquidity requirement under the Note Purchase Agreement from $15.0 million to $12.5 million.

The Senior Secured Notes bear interest at an annual rate of 9.0% plus adjusted three-month Term SOFR, with an adjusted Term SOFR floor of 1.50% and a cap of 3.00%, payable in cash quarterly in arrears. For the three-month interest period beginning April 1, 2023, the interest rate applicable to the aggregate outstanding Senior Secured Notes is 12.0%.

The Senior Secured Notes require quarterly repayments equal to 5.0% of the principal outstanding and beginning on March 31, 2024, with any residual balance due at maturity on October 12, 2026. The Senior Secured Notes may be voluntarily prepaid upon the satisfaction of certain conditions and with each such prepayment being accompanied by, as applicable, (i) a make-whole premium, (ii) an exit fee of 2% of the principal amount of the Senior Secured Notes prepaid, (iii) certain other fees, indemnities and expenses, and (iv) all accrued interest on the principal amount of the Senior Secured Notes being so prepaid.

RVL PHARMACEUTICALS PLC

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

During the three months ended March 31, 2023 and 2022, the Company received an aggregate of $5.0 million in cash during each period from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business, with such income being recognized and classified within other non-operating income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. In the three months ended March 31, 2023, the Company prepaid $5.0 million to the Purchasers in satisfaction of mandatory repayment conditions required under its Amended Note Purchase Agreement, thereby reducing the outstanding principal balance of the second tranche Senior Secured Notes by $4.3 million and recognizing $0.6 million of related debt repayment fees within selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. In the three months ended March 31, 2022, the Company obtained waivers from the applicable purchasers of mandatory repayments of an aggregate of $5.0 million in principal of the first tranche Senior Secured Notes as otherwise required under the Note Purchase Agreement, in exchange for a consent fee of $0.2 million, resulting in net retained proceeds of $4.8 million.

In addition, the restrictive covenants in the Amended Note Purchase Agreement require the Company to comply with certain minimum liquidity requirements and minimum quarterly net product sales requirements. Under the terms of the Amended Note Purchase Agreement, the Company is required to maintain unrestricted cash and cash equivalents greater than or equal to $12.5 million, and, as of the end of each fiscal quarter, it is required to maintain consolidated Upneeq net product sales greater than or equal to specified quarterly thresholds (currently at $8.0 million for the fiscal quarter ending June 30, 2023, and increasing in $1.0 million increments each fiscal quarter thereafter until the fiscal quarter ending June 30, 2024, for which such fiscal quarter and all subsequent fiscal quarters the threshold is $12.0 million). At March 31, 2023, the Company was in compliance with all covenants under the Amended Note Purchase Agreement.

The Company elected the fair value option of accounting on the first and second tranche Senior Secured Notes, each upon issuance. On a recurring basis, changes in fair value of Senior Secured Notes will be presented in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss at each reporting period (see Note 13). For the three months ended March 31, 2022, the Company also recognized $1.0 million of amortization expense from the second tranche financial commitment asset with such expense being recorded within interest expense and amortization of debt discount in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Note 8. Share-Based Compensation

The following table presents the components of share-based compensation expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Share options	$83	$550
Restricted stock units	372	616
Employee share purchase plan	44	43
Total share-based compensation expense	$499	$1,209

At March 31, 2023, aggregate unrecognized share compensation expense related to unvested awards was $2.3 million, which is expected to be recognized over a weighted-average remaining service period of 1.4 years.

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9. Earnings or Loss Per Ordinary Share

The following potentially dilutive securities have been excluded from the weighted average ordinary shares outstanding in the computation of diluted earnings or loss per share because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Performance and restricted stock units	883,461	1,900,052
Share options to purchase ordinary shares	4,584,963	637,778
Warrants to purchase ordinary shares	16,100,000	16,100,000
Ordinary shares to be purchased through employee stock purchase plan	207,290	214,366

Note 10. Customer Concentration

For the three months ended March 31, 2023, one customer accounted for 21% of the Company’s total revenues. No single customer accounted for 10% or greater of total revenues for the three months ended March 31, 2022.

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

Note 12. Income Taxes

The following table presents the relationship between income tax expense or benefit and income or loss before income taxes (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Loss before income taxes	$(11,554)	$(6,896)
Income tax (benefit) expense	58	(75)
Effective income tax rate	(0.50)%	1.09%

Income tax expense or benefit in the quarterly periods is based upon the estimated income or loss for the full year. The composition of the income or loss in different jurisdictions and adjustments, if any, in the applicable quarterly periods influences the periodic expense or benefit.

The relationship between pre-tax income or loss and income tax expense or benefit is greatly affected by the impact of losses for which management cannot claim a tax benefit, non-deductible expenses, and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions. The change in the effective income tax rate for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, is primarily related to our recognition of individually minor net tax expenses during the respective periods and from our recognition of a benefit relating to a foreign tax refund, unique to the 2022 period.

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 13. Financial Instruments and Fair Value Measurements

The Company’s financial instruments subject to fair value measurements include cash and cash equivalents, accounts receivable and other receivables, trade accounts payable, accrued liabilities, long-term debt and warrant liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets— Cash and cash equivalents, generally consisting of investments in interest-bearing money market accounts, are measured at fair value on a recurring basis using Level 1 measurements. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy because money market account fair values are known and observable through daily published floating net asset values. The fair value of the Company’s cash and cash equivalents, being the same as their carrying value, were $32.6 million and $44.5 million at March 31, 2023 and December 31, 2022, respectively.

Financial Liabilities— The Senior Secured Notes, a material component of long-term debt (see Note 7), and our warrant liabilities, a material component of total liabilities have each been measured and carried at fair value since their issuance in October 2021. Such instruments represent financial liabilities whose measurement contains significant unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy.

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

The following tables show financial liabilities subject to fair value measurement on a recurring basis and related information on fair values, valuation techniques and unobservable inputs (dollars in thousands):

	At March 31, 2023

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(56,300)	Income Approach - DCF	Discount rate	22.2%
			Term (in years)	3.5

Warrants	$(1,274)	Black-Scholes Merton	Equity volatility	55.0%
			Term (in years)	2.0

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	At December 31, 2022

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(55,500)	Income Approach - DCF	Discount rate	24.6%
			Term (in years)	3.8

Warrants	$(1,951)	Black-Scholes Merton	Equity volatility	60.0%
			Term (in years)	2.3

The following table shows changes in the fair value of financial liabilities subject to Level 3 fair value measurements on a recurring basis (in thousands):

	Senior Secured Notes	Warrants
Balance, At December 31, 2022	$(55,500)	$(1,951)
Principal prepayment of second tranche Senior Secured Notes (Note 7)	4,334	-
Cash payments for interest	4,515	-
Fair value adjustments through earnings	(7,349)	677
Net interest accrual (reversal) (Note 6)	(2,300)	-
Balance, At March 31, 2023	$(56,300)	$(1,274)

Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss under change in fair value of debt and interest expense. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption for company-specific credit risk, exclusive of base market changes, and are presented as a component of comprehensive income or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

On August 27, 2021, we closed the divestiture of our portfolio of branded and non-promoted products and our Marietta, Georgia manufacturing facility (the “Legacy Business”) to certain affiliates of Alora Pharmaceuticals (“Alora”). Pursuant to the divestiture, we retained the rights to Upneeq and to arbaclofen extended release (“ER”) tablets which is under development for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis for which we have completed Phase III clinical trials and for which we are exploring opportunities to divest, out-license or otherwise partner with a third party to monetize our net investment.

Our commercial operations are conducted by our wholly-owned subsidiaries, RVL Pharmaceuticals, Inc. and RVL Pharmacy, LLC (“RVL Pharmacy”). RVL Pharmacy conducts pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

Financial Operations Overview

The following table presents revenues and expenses for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Net product sales	$8,832	$5,944	49%
Royalty and licensing revenue	—	15,500	(100)%
Total revenues	8,832	21,444	(59)%
Cost of goods sold	2,299	2,144	7%
Gross profit	6,533	19,300	(66)%
Gross profit percentage	74%	90%
Selling, general and administrative expenses	16,198	23,834	(32)%
Research and development expenses	626	862	(27)%
Total operating expenses	16,824	24,696	(32)%
Operating loss	(10,291)	(5,396)	91%
Interest expense and amortization of debt discount	26	985	(97)%
Change in fair value of debt and interest expense	7,349	1,044	604%
Change in fair value of warrants	(677)	4,508	(115)%
Other non-operating income, net	(5,435)	(5,037)	8%
Total other non-operating income	1,263	1,500	(16)%
Loss before income taxes	(11,554)	(6,896)	68%
Income tax expense (benefit)	58	(75)	(177)%
Net loss	$(11,612)	$(6,821)	70%

Revenues

The following table presents total revenues for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Net product sales - Upneeq	$8,832	$5,944	49%
Royalty and licensing revenue	—	15,500	(100)%
Total revenues	$8,832	$21,444	(59)%

Total Revenues. Total revenues decreased by $12.6 million to $8.8 million in the three months ended March 31, 2023, as compared to $21.4 million in the three months ended March 31, 2022, primarily due to an absence of licensing revenue from Santen during 2023, partially offset by a year-over-year increase in net product sales. For the three months ended March 31, 2023, one customer accounted for 21% of the Company’s total revenues.

Net Product Sales. Net product sales, relating entirely to sales of Upneeq, increased by $2.9 million to $8.8 million in the three months ended March 31, 2023, as compared to $5.9 million in the three months ended March 31, 2022. The increase in net product sales was primarily attributable to a year over year increase in sales volume reflecting expanded commercialization into the medical aesthetics market in February 2022 and into telemedicine in the second half of 2022.

Royalty and Licensing Revenue. Royalty and licensing revenue were $15.5 million in the three months ended March 31, 2022, reflecting milestone revenues recognized under our License Agreement with Santen. See Note 4, “Revenues,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our License Agreement with Santen. There was no royalty and licensing revenue in the three months ended March 31, 2023.

Cost of Goods Sold and Gross Profit Percentage

The following table presents a breakdown of total cost of goods sold for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Royalty expense	$580	$718	(19)%
Depreciation expense	14	14	-%
Other costs of goods sold	1,705	1,412	21%
Total costs of goods sold	$2,299	$2,144	7%

Total cost of goods sold increased by $0.2 million to $2.3 million in the three months ended March 31, 2023, as compared to $2.1 million in the three months ended March 31, 2022. The year over year increase in cost of goods sold was primarily driven by $0.3 million in higher product costs for Upneeq due to higher sales volume.

Gross profit percentage decreased to 74% in the three months ended March 31, 2023, as compared to 90% in the 2022 period, largely due to unique licensing revenue from Santen recognized during the 2022 period. Excluding licensing revenues, gross profit percentage from net product sales was 74% and 64% in the 2023 and 2022 periods, respectively, reflecting lower royalty expense, inclusive of contingent earn out obligations, and improved overhead absorption driven by higher volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $7.6 million to $16.2 million in the three months ended March 31, 2023, as compared to $23.8 million in the three months ended March 31, 2022. The year over year decrease in selling, general and administrative expenses was primarily driven by (i) $5.6 million in lower net compensation and training costs primarily relating to the absence of an eye care salesforce in the 2023 period, (ii) $0.9 million in lower legal, insurance and other professional fees, (iii) $0.5 million in lower share-based compensation, and (iv) $0.4 million in lower marketing expenses for Upneeq.

Selling, general and administrative expenses in the three months ended March 31, 2023 and 2022 include non-cash share-based compensation expenses of $0.6 million and $1.1 million, respectively. Refer to Note 8, “Share-Based Compensation,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expenses

The following table summarizes our research and development (“R&D”) expenses incurred for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Arbaclofen ER	$54	$52	4%
RVL-1201 (Upneeq)	135	25	440%
Other research and development	437	785	(44)%
Total research and development expenses	$626	$862	(27)%

R&D expenses decreased by $0.3 million to $0.6 million in the three months ended March 31, 2023, as compared to $0.9 million in the three months ended March 31, 2022. The year over year decrease in R&D expenses primarily reflects $0.2 million in lower share-based compensation expense.

R&D expenses include non-cash share-based compensation expenses of less than $0.1 million and $0.2 million in the three months ended March 31, 2023 and 2022, respectively.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $1.0 million to less than $0.1 million in the three months ended March 31, 2023, as compared to $1.0 million in the three months ended March 31, 2022, as a result of our recognition of $0.9 million of amortization expense from the second tranche financial commitment asset, particular to the 2022 period.

Beginning in the fourth quarter of 2021, our recognition of interest expense on our Senior Secured Notes is classified within the separate caption titled “Change in fair value of debt and interest expense” pursuant to our elections related to fair value accounting (see “Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants” section below).

Refer to Note 7, “Financing Arrangements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our indebtedness.

Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants

Changes in the fair value of our Senior Secured Notes and warrants resulted in losses of $7.3 million and gains of $0.7 million, respectively, in the three months ended March 31, 2023 and resulted in losses of $1.0 million and $4.5 million, respectively, in the three months ended March 31, 2022. Changes in the fair value of our Senior Secured Notes included $2.2 million and $1.4 million of related interest expense in the three months ended March 31, 2023 and 2022, respectively.

Refer to Note 13, “Financial Instruments and Fair Value Measurements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our recurring fair value measurements.

Other Non-operating Income, Net

Other non-operating income, net was $5.4 million and $5.0 million in the three months ended March 31, 2023 and 2022, respectively. Non-operating income in each of the 2023 and 2022 periods was attributable to our receipt of an aggregate of $5.0 million in cash from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business.

Refer to Note 7, “Financing Arrangements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Alora contingent milestone payments and our uses of such proceeds.

Income Tax Expense (Benefit)

The following table summarizes our income tax expense (benefit) and the effective income tax rate for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Loss before income taxes	$(11,554)	$(6,896)
Income tax expense (benefit)	58	(75)
Effective income tax rate	(0.50)%	1.09%

The change in the effective income tax rate in the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, is primarily related to our recognition of individually minor net tax expenses during the respective periods and from our recognition of a benefit relating to a foreign tax refund, particular to the 2022 period.

Refer to Note 12, “Income Taxes,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and borrowings available under our Note Purchase Agreement (as amended, the “Amended Note Purchase Agreement”). Our primary uses of cash are to fund operating expenses, including commercialization costs associated with Upneeq, capital expenditures, and debt service payments.

Our Amended Note Purchase Agreement provides for the issuance of Senior Secured Notes in an aggregate principal amount of up to $100.0 million in three separate tranches. The first tranche of Senior Secured Notes was issued in an aggregate principle amount equal to $55.0 million on October 12, 2021. The second tranche of Senior Secured Notes was issued in an aggregate principle amount equal to $20.0 million on August 8, 2022. At any time prior to April 15, 2023, upon the satisfaction of certain conditions, we were entitled to request the issuance of the third tranche Senior Secured Notes in an aggregate principal amount of up to $25.0 million. Such conditions were not met and, effective April 15, 2023, the related commitment to issue third tranche Senior Secured Notes expired. In the three months ended March 31, 2023, we prepaid $5.0 million in satisfaction of mandatory repayment conditions required under our Amended Note Purchase Agreement, thereby reducing the outstanding principal balance of the second tranche Senior Secured Notes by $4.3 million.

The Senior Secured Notes bear interest at an annual rate of 9.0% plus adjusted three-month Term SOFR, with an adjusted Term SOFR floor of 1.50% and a cap of 3.00%, payable in cash quarterly in arrears. For the three-month interest period beginning April 1, 2023, the interest rate applicable to the aggregate outstanding Senior Secured Notes is 12.0%.

The Senior Secured Notes require quarterly repayments equal to 5.0% of the principal outstanding and beginning on March 31, 2024, with any residual balance due at maturity on October 12, 2026.

The restrictive covenants in the Amended Note Purchase Agreement require us to comply with certain minimum liquidity requirements and minimum quarterly net product sales requirements. Under the terms of the Amended Note Purchase Agreement, we are required to maintain unrestricted cash and cash equivalents greater than or equal to $12.5 million, and, as of the end of each fiscal quarter, we are required to maintain consolidated Upneeq net product sales greater than or equal to specified quarterly thresholds (currently at $8.0 million for the fiscal quarter ended June 30, 2023, and increasing in $1.0 million increments each fiscal quarter thereafter until the fiscal quarter ending June 30, 2024, for which such fiscal quarter and all subsequent fiscal quarters the threshold is $12.0 million). At March 31, 2023, the Company was in compliance with all covenants of the Amended Note Purchase Agreement.

Refer to Note 7, “Financing Arrangements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our indebtedness.

Going Concern

At March 31, 2023, we had cash and cash equivalents of $32.6 million, an accumulated deficit of $580.8 million, and total senior secured indebtedness with aggregate principal maturities of $70.7 million, with such maturities commencing in March 2024 and extending through October 2026. In addition, our senior secured indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly net product sales requirements. For the three months ended March 31, 2023 and 2022, we incurred net losses of $11.6 million and $6.8 million, respectively, and used $5.8 million and $13.3 million, respectively, in cash from operating activities.

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

We do not believe that current sources of liquidity will be sufficient to fund our planned expenditures and meet our obligations, including the minimum liquidity covenant, for at least 12 months following the date the accompanying unaudited condensed consolidated financial statements are issued without raising additional funding. As a result, there is a substantial doubt as to our ability to operate as a going concern. If we are not successful in executing our strategic plans described below, we expect that our current cash on hand, together with the net proceeds of anticipated sales of Upneeq, may not be sufficient to meet the minimum liquidity covenant through the end of the third quarter of 2023. Our ability to continue as a going concern will require us to obtain additional funding, generate positive cash flow from operations by, among other things, reducing expenses and/or realizing operational efficiencies, and/or enter into strategic alliances or sell assets.

Our plans to address these conditions by way of securing additional funding include pursuing one or more of the following options, none of which can be guaranteed or is entirely within our control, (i) raise funds through additional sales of ordinary shares, through equity sales agreements with brokers/dealers or other public or private equity financings, (ii) raise funds through borrowings under new and/or existing debt facilities and/or convertible debt, and/or (iii) raise non-dilutive funds through product collaborations, including co-promotions, and/or to partner or sell a portion or all rights to any of our assets.

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

Cash Flows

The following table provides information regarding our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Net cash used in operating activities	$(5,818)	$(13,276)	$7,458
Net cash (used in) provided by investing activities	(1,225)	10	(1,235)
Net cash used in financing activities	(4,860)	(837)	(4,023)
Net decrease in cash and cash equivalents	$(11,903)	$(14,103)	$2,200

Net cash from operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash used in operating activities was $5.8 million and $13.3 million in the three months ended March 31, 2023 and 2022. The overall lower cash used in operating activities during the 2023 period was primarily attributable to lower net loss after considering non-cash adjustments.

Net cash from investing activities

Net cash used in investing activities was $1.2 million in the three months ended March 31, 2023, primarily attributable to purchases of property, plant and equipment relating to a planned rollout of our next-generation e-commerce portal in the second half of 2023.

Net cash from financing activities

Net cash used in financing activities of $4.9 and $0.8 million in the three months ended March 31, 2023 and 2022, respectively, largely reflects the repayment of $4.3 million and $0.8 million, respectively, of second tranche Senior Secured Notes and insurance financing loans, respectively.

Refer to Note 7, “Financing Arrangements,” of our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the above referenced financing activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to the disclosures about market risk included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information under the caption entitled “Legal Proceedings” set forth in Note 11, “Commitments and Contingencies,” in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022.

If we cannot comply with Nasdaq’s continued listing standards, our ordinary shares could be delisted, which would harm our business, the trading price of our ordinary shares, our ability to raise additional capital and the liquidity of the market for our ordinary shares.

Our ordinary shares are currently listed on The Nasdaq Global Select Market. To maintain the listing of our ordinary shares on The Nasdaq Global Select Market, we are required to meet certain listing requirements, including related to the price of our ordinary shares. Our ordinary shares are currently closing below the minimum $1.00 bid price. If the bid price for our ordinary shares closes below the minimum $1.00 bid price per share for thirty (30) consecutive trading days, we will not be in compliance with Nasdaq’s requirements for continued listing. In such circumstances, to regain compliance, the bid price for our ordinary shares would need to close at $1.00 per share or more for a minimum of 10 consecutive business days during the 180 calendar days following receipt of Nasdaq’s notification of non-compliance, among other requirements. If we are unable to continue to meet Nasdaq’s listing maintenance standards for any reason, our ordinary shares could be delisted from The Nasdaq Global Select Market. To regain compliance, we would need to consider alternatives to resolve any listing deficiency, such as, subject to approval of our Board of Directors and shareholders, implementing a reverse share split. However, there can be no assurance that a reverse share split would be approved or would result in a sustained higher share price that would allow us to meet the Nasdaq share price listing requirements. If our ordinary shares were delisted, we could seek to list our ordinary shares on The Nasdaq Capital Market or trade our ordinary shares on the OTC Markets. Listing on such other market or exchange could reduce the liquidity of our ordinary shares, impede our ability to raise capital and constitute an event of default under our Amended Note Purchase Agreement.

Item 5. Other Information.

On May 8, 2023, Christopher Klein, our General Counsel and Secretary, submitted his resignation. Mr. Klein’s resignation will be effective on May 26, 2023.

Item 6. Exhibits.

EXHIBIT 10.1

Second Amendment to Note Purchase Agreement, dated March 8, 2023, by and among RevitaLid Pharmaceutical Corp., the Guarantors party thereto, the Purchasers party thereto and Athyrium Opportunities IV Acquisition LP, as the Administrative Agent (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 20, 2023, Commission File No. 001-38709)

EXHIBIT 31.1	-

Principal Executive Officer and Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

RVL Pharmaceuticals plc

Dated: May 11, 2023	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer and Principal Financial Officer