Form 10-Q
period 2023-06-30
RVL Pharmaceuticals plc
filed 2023-08-14
CIK 1739426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 99,535,197 ordinary shares ($0.01 nominal value per share) outstanding as of August 11, 2023.

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

We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include the following:

●	We have determined that absent the successful execution of our strategic plans described herein, it is probable that we will not remain in compliance with the restrictive financial covenants of the documents governing our indebtedness through the quarterly period ending September 30, 2023, in which case our lenders would have the ability to demand repayment of all outstanding debt and we would not have sufficient funds to meet our obligations or capital to operate.
●	Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed or discontinued if we are unable to obtain the additional funding as or when needed.
●	Due to our dependence on one product, Upneeq, our business could be materially adversely affected if Upneeq does not perform as well as expected.
●	Upneeq may fail to achieve sufficient market acceptance by clinicians and patients, or others in the medical community, and the market opportunity for Upneeq may be smaller than we estimate.
●	If we are unable to successfully commercialize Upneeq, or develop new products, on a timely or cost effective basis, our operating results will suffer.
●	Our profitability depends on our customers’ willingness to pay the price we charge for Upneeq. If we decide to lower the price we charge for Upneeq our profitability could materially suffer.
●	Our marketing and sales expenditures may not result in the commercial success of Upneeq.
●	If we are unable to maintain our sales, marketing and distribution capabilities, or establish additional capabilities if and when necessary, we may not be successful in commercializing Upneeq.
●	We depend to a large extent on third-party suppliers and distributors for Upneeq, including Nephron Pharmaceuticals, and if such suppliers and distributors are unable to supply raw materials for manufacture and deliver Upneeq in a timely manner, or are unable to manufacture Upneeq at a scale sufficient to meet demand, it could have material adverse effect on our business, financial position and results of operations.
●	If Upneeq does not produce the intended effects, our business may suffer.

●	The terms of the documentation governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
●	Our business may be adversely affected by the ongoing coronavirus outbreak.
●	There is no certainty that we will be able to get FDA approval of arbaclofen extended release (“ER”).
●	The drug regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Other factors that are described in Part 1, Item 1A "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2023 and in Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited).

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$19,159	$44,543
Accounts receivable and other receivables	1,932	3,031
Inventories, net	1,356	784
Prepaid expenses and other current assets	3,305	8,617
Total current assets	25,752	56,975
Property, plant and equipment, net	3,440	1,276
Operating lease assets	365	512
Indefinite-lived intangible assets	—	13,900
Goodwill	55,847	55,847
Total assets	$85,404	$128,510
Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$2,530	$2,407
Accrued liabilities	7,857	15,395
Current portion of debt ($57,300 measured at fair value and representing $70,666 of aggregate unpaid principal at June 30, 2023)	57,748	1,432
Current portion of obligations under finance leases	10	10
Current portion of lease liability	197	435
Income taxes payable - current portion	50	44
Total current liabilities	68,392	19,723
Long-term debt (measured at fair value and representing $75,000 of aggregate unpaid principal at December 31, 2022)	—	55,500
Warrant liability	469	1,951
Long-term portion of obligations under finance leases	12	18
Long-term portion of lease liability	180	94
Income taxes payable - long term portion	—	70
Deferred taxes	25	61
Total liabilities	69,078	77,417
Commitments and contingencies (see Note 11)
Shareholders' equity:
Ordinary shares ($0.01 nominal value, 400,000,000 shares authorized, 99,392,165 and 99,161,375 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	994	992
Preferred shares ($0.01 nominal value, 40,000,000 shares authorized, no shares issued and outstanding)	—	—
Euro deferred shares (€1.00 nominal value, 25,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	620,055	619,323
Accumulated deficit	(604,723)	(569,222)
Total shareholders' equity	16,326	51,093
Total liabilities and shareholders' equity	$85,404	$128,510

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net product sales	$8,258	$8,448	$17,090	$14,392
Royalty and licensing revenue	—	—	—	15,500
Total revenues	8,258	8,448	17,090	29,892
Cost of goods sold	1,946	2,227	4,245	4,371
Gross profit	6,312	6,221	12,845	25,521
Selling, general and administrative expenses	13,886	20,169	30,084	44,003
Research and development expenses	547	1,176	1,173	2,038
Impairment of intangible assets	13,900	—	13,900	—
Total operating expenses	28,333	21,345	45,157	46,041
Operating loss	(22,021)	(15,124)	(32,312)	(20,520)
Interest expense and amortization of debt discount	13	978	39	1,963
Change in fair value of debt and interest expense	3,144	(740)	10,493	304
Change in fair value of warrants	(805)	(3,455)	(1,482)	1,053
Other non-operating income, net	(371)	(78)	(5,806)	(5,115)
Total other non-operating expense (income)	1,981	(3,295)	3,244	(1,795)
Loss before income taxes	(24,002)	(11,829)	(35,556)	(18,725)
Income tax (benefit) expense	(113)	277	(55)	202
Net loss	$(23,889)	$(12,106)	$(35,501)	$(18,927)
Change in fair value of debt due to change in credit risk, net of tax	—	—	—	(1,700)
Comprehensive loss	$(23,889)	$(12,106)	$(35,501)	$(20,627)
Loss per ordinary share:
Basic and diluted	$(0.24)	$(0.14)	$(0.36)	$(0.23)
Weighted average ordinary shares outstanding:
Basic and diluted	99,370,291	83,580,906	99,345,933	83,535,655

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

					Accumulated
					other
	Ordinary shares		Additional	Accumulated	comprehensive	Total
	Shares	Amount	paid in capital	deficit	income (loss)	shareholders' equity
Balance at January 1, 2022	83,297,567	$833	$591,730	$(517,530)	$1,700	$76,733
Share compensation	217,844	2	1,326	—	—	1,328
Net loss	—	—	—	(6,821)	—	(6,821)
Payments for taxes related to the net share settlement of equity awards	—	—	(57)	—	—	(57)
Change in fair value of debt due to change in credit risk	—	—	—	—	(1,700)	(1,700)
Balance at March 31, 2022	83,515,411	835	592,999	(524,351)	—	69,483
Share compensation	102,156	1	1,207	—	—	1,208
Net loss	—	—	—	(12,106)	—	(12,106)
Payments for taxes related to the net share settlement of equity awards	—	—	(74)	—	—	(74)
Balance at June 30, 2022	83,617,567	$836	$594,132	$(536,457)	$—	$58,511

Balance at January 1, 2023	99,161,375	$992	$619,323	$(569,222)	$—	$51,093
Share compensation	188,439	1	590	—	—	591
Net loss	—	—	—	(11,612)	—	(11,612)
Payments for taxes related to the net share settlement of equity awards	—	—	(72)	—	—	(72)
Balance at March 31, 2023	99,349,814	993	619,841	(580,834)	—	40,000
Share compensation	42,351	1	231	—	—	232
Net loss	—	—	—	(23,889)	—	(23,889)
Payments for taxes related to the net share settlement of equity awards	—	—	(17)	—	—	(17)
Balance at June 30, 2023	99,392,165	$994	$620,055	$(604,723)	$—	$16,326

See accompanying notes to unaudited condensed consolidated financial statements.

RVL PHARMACEUTICALS PLC

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(35,501)	$(18,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	180
Share compensation	731	2,418
Change in fair value of debt	6,134	(2,600)
Change in fair value of warrants	(1,482)	1,053
Impairment of intangible assets	13,900	—
Deferred income tax (benefit) expense	(37)	23
Gain on sale of fixed and leased assets	(166)	(94)
Amortization of deferred financing and loan origination fees	—	1,935
Change in operating assets and liabilities:
Accounts receivable and other receivables	1,099	300
Inventories, net	(572)	310
Prepaid expenses and other current and non-current assets	5,313	3,614
Trade accounts payable	124	1,659
Accrued and other current liabilities	(7,610)	(1,151)
Net cash used in operating activities	(17,880)	(11,280)
Cash Flows from Investing Activities:
Proceeds from sale of fixed and leased assets	166	94
Purchases of property, plant and equipment	(2,350)	(27)
Net cash (used in) provided by investing activities	(2,184)	67
Cash Flows from Financing Activities:
Payments on finance lease obligations	(5)	(4)
Payments on insurance financing loan	(984)	(1,802)
Payments for taxes related to net share settlement of share-based awards	(89)	(131)
Proceeds from issuance of ordinary shares under the ESP Plan	92	119
Debt repayments	(4,334)	—
Net cash used in financing activities	(5,320)	(1,818)
Net change in cash and cash equivalents	(25,384)	(13,031)
Cash and cash equivalents, beginning of period	44,543	40,444
Cash and cash equivalents, end of period	$19,159	$27,413

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

On August 27, 2021, the Company closed the divestiture of its portfolio of branded and non-promoted products and its Marietta, Georgia, manufacturing facility (the “Legacy Business”) to certain affiliates of Alora Pharmaceuticals (“Alora”). Pursuant to the divestiture, the Company retained the rights to Upneeq and to arbaclofen ER tablets which had been under development for the treatment of spasticity in multiple sclerosis for which the Company had completed Phase III clinical trials and for which the Company has been exploring opportunities to divest, out-license or otherwise partner with a third party to monetize its net investment (see Note 15).

The Company’s commercial operations are conducted by its wholly-owned subsidiaries, RVL Pharmaceuticals, Inc. (“RVL Pharmaceuticals”) and RVL Pharmacy, LLC, (“RVL Pharmacy”). RVL Pharmacy conducts pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. In management’s opinion, the interim financial data presented herein includes all adjustments (consisting solely of normal, recurring adjustments) that are necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2023 or any period thereafter. The accompanying unaudited condensed consolidated balance sheet data as of December 31, 2022 was derived from the audited consolidated financial statements.

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

Summary of Significant Accounting Policies

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

The Company’s net product revenues consist of sales of Upneeq. RVL Pharmacy ships Upneeq to patients pursuant to prescriptions; however, in certain cases where its state pharmacy licenses are pending, prescriptions are fulfilled by a third-party pharmacy partner. The Company collectively refers to these sales as Pharmacy sales. Additionally, Upneeq is sold directly to practitioners in certain states which permit physicians to dispense Upneeq in their offices or directly to telemedicine partners with established channels to diagnose patients online and prescribe and ship directly to appropriate patients. The Company collectively refers to these sales as Direct Dispense sales. Finally, Upneeq is also available for sale to practitioners who are otherwise unable to provide Upneeq directly to patients from their offices, to purchase case quantities of Upneeq and charge their patients for the product, with patient prescriptions ultimately processed by and dispensed from RVL Pharmacy. The Company collectively refers to these sales as Virtual Inventory sales. Predominately, the Company collects payment in advance from its customers. From time to time, the Company may invoice a customer after the products have been delivered in which case payments are typically due within 30 days. The Company recognizes revenue when control has transferred to the end customer, which is typically upon delivery to the patient in the case of Pharmacy sales, the practitioner in the case of Direct Dispense sales or the patient in the case of Virtual Inventory sales. The amount of revenue the Company recognizes is equal to the selling price, adjusted for any variable consideration, which largely consists of discounts and disputed chargebacks, at the time revenues are recognized.

Supplemental Cash Flow Disclosures—Supplemental cash flow disclosures are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for:
Interest	$6,697	$2,931
Income taxes	$75	$142

During the six months ended June 30, 2023, the Company received an aggregate of $5.1 million in federal tax refunds related to income taxes paid in prior periods. The Company is continuing to pursue the collection of $0.8 million of additional federal refund claims with such receivables being classified as other receivables, a component of accounts receivable and other receivables in the accompanying unaudited condensed consolidated balance sheet (see Note 5).

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Note 3. Liquidity

At June 30, 2023, the Company had cash and cash equivalents of $19.2 million, an accumulated deficit of $604.7 million, and senior secured indebtedness with aggregate principal maturities of $70.7 million, with such maturities commencing in March 2024 and extending through October 2026 (see Note 7). In addition, the Company’s senior secured indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly net product sales requirements. Violation of any such restrictive covenants, or any other covenants of the senior secured indebtedness, would constitute an event of default, in some cases subject to a cure period, following which the lender may accelerate all amounts outstanding (see Note 7). For the six months ended June 30, 2023 and 2022, the Company incurred net losses of $35.5 million and $18.9 million, respectively, and used $17.9 million and $11.3 million, respectively, in cash from operating activities.

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

Management of the Company does not believe that current sources of liquidity will be sufficient to fund the Company’s planned expenditures and meet its obligations, including the minimum liquidity covenant, for at least 12 months following the date the accompanying unaudited condensed consolidated financial statements are issued without raising additional funding. As a result, there is a substantial doubt as to the Company’s ability to operate as a going concern. Management has determined that absent the successful execution of its strategic plans described below, it is probable that the Company will not remain in compliance with the restrictive financial covenants through the quarterly period ending September 30, 2023, in which case its lenders would have the ability to demand repayment of all outstanding debt and the Company would not have sufficient funds to meet its obligations or capital to operate. Due to its projected failure to meet all covenants, the Company’s long-term indebtedness has been classified as a current liability as of June 30, 2023 in the accompanying unaudited condensed consolidated balance sheets.

On August 13, 2023, the Company entered into a conditional third amendment to the Note Purchase Agreement that, should it become effective, would secure, among other things, a one-year deferral of the commencement of quarterly amortization payments and an adjustment to lower the minimum quarterly net product sales requirement for the period ending September 30, 2023 (see Note 16).

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s ability to continue as a going concern will require it to obtain additional funding, generate positive cash flow from operations by, among other things, reducing expenses and/or realizing operational efficiencies, secure a modification or waiver of the restrictive covenants, and/or enter into strategic alliances or sell assets. Management’s plans to address these conditions by way of securing additional funding include pursuing one or more of the following options, none of which can be guaranteed or is entirely within its control, (i) raise funds through additional sales of ordinary shares, through equity sales agreements with brokers/dealers or other public or private equity financings, (ii) raise funds through borrowings under new and/or existing debt facilities and/or convertible debt, and/or (iii) raise non-dilutive funds through product collaborations, including co-promotions, and/or to partner or sell a portion or all rights to any of the Company’s assets.

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

Note 4. Revenues

The following table presents disaggregated revenues from contracts with customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net product sales - Upneeq	$8,258	$8,448	$17,090	$14,392
Royalty and licensing revenue	—	—	—	15,500
Total revenues	$8,258	$8,448	$17,090	$29,892

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

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The following table presents the various adjustments recognized against gross product sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross product sales	$8,469	$8,538	$17,657	$14,565
Less provisions for:
Chargebacks	—	(2)	(1)	(3)
Discounts and allowances	(211)	(88)	(566)	(170)
Net product sales	$8,258	$8,448	$17,090	$14,392

A contract liability is recorded as deferred revenue on the accompanying unaudited condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized upon satisfaction of all performance obligations. The amount of revenue recognized during the six months ended June 30, 2023 and 2022 that was included in the opening deferred balance of the same fiscal year to date period was $1.1 million and less than $0.1 million, respectively. At June 30, 2023, all deferred revenue was expected to become recognized as revenues within one year and is included within accrued expenses, a component of current liabilities, in the accompanying unaudited condensed consolidated balance sheets (see Note 6).

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company generally does not incur costs to obtain or fulfill contracts meeting the capitalization criteria under ASC Topic 340, Other Assets and Deferred Costs. The Company had no contract assets at June 30, 2023 or December 31, 2022.

Note 5. Accounts Receivable and Other Receivables

Accounts receivable result primarily from product sales of Upneeq and from amounts due under revenue sharing, license and royalty arrangements. Other receivables result primarily from payroll retention credits and other miscellaneous activities.

The following table presents the components of accounts receivable and other receivables (in thousands):

	June 30,	December 31,
	2023	2022
Trade accounts receivable	$1,003	$947
Other receivables	929	2,084
Total accounts receivable and other receivables	$1,932	$3,031

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6. Accrued Liabilities

The following table presents the components of accrued liabilities (in thousands):

	June 30,	December 31,
	2023	2022
Accrued expenses and other liabilities	$3,391	$5,894
Accrued compensation	2,783	3,908
Accrued interest	—	2,300
Accrued royalties	542	1,144
Deferred revenue	1,051	1,923
Accrued research and development	90	226
Total accrued liabilities	$7,857	$15,395

Note 7. Financing Arrangements

The following table presents the components of debt and financing obligations (in thousands):

	June 30,	December 31,
	2023	2022
Senior Secured Notes (measured at fair value)	$57,300	$55,500
Note payable — insurance financing	448	1,432
Total debt and financing obligations	57,748	56,932
Less: current portion of debt ($57,300 measured at fair value and representing $70,666 of aggregate unpaid principal at June 30, 2023)	(57,748)	(1,432)
Long-term debt	$—	$55,500

As indicated in Note 3, management has determined it is probable that the Company will not remain in compliance with certain conditions of its Senior Secured Notes (as defined below) through the quarterly period ending September 30, 2023. As a result, in accordance with FASB Accounting Standards Codification 470, the Company has classified all outstanding principal of its Senior Secured Notes, which represents $70.7 million of aggregate payments, as a current liability in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2023. In the event the Company violates either of the restrictive debt covenants, the lenders would have the ability to demand repayment of all of its $70.7 million of debt immediately.

Absent the probable non-compliance of the restrictive financial covenants discussed in Note 3, the following table presents the aggregation of principal maturities of debt and financing obligations (in thousands):

Year Ending December 31,	Debt Obligations
Remainder of 2023	$448
2024	14,133
2025	14,133
2026	42,400
Total future minimum payments	71,114
Less: current portion of debt principal	(7,515)
Non-current portion of debt principal	$63,599

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Senior Secured Notes bear interest at an annual rate of 9.0% plus adjusted three-month Term SOFR, with an adjusted Term SOFR floor of 1.50% and a cap of 3.00%, payable in cash quarterly in arrears. For the three-month interest period beginning July 1, 2023, the interest rate applicable to the aggregate outstanding Senior Secured Notes is 12.0%.

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

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the six months ended June 30, 2023 and 2022, the Company received an aggregate of $5.0 million in cash during each period from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business, with such income being recognized and classified within other non-operating income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. In the six months ended June 30, 2023, the Company prepaid $5.0 million to the Purchasers in satisfaction of mandatory repayment conditions required under its Amended Note Purchase Agreement, thereby reducing the outstanding principal balance of the second tranche Senior Secured Notes by $4.3 million and recognizing $0.6 million of related debt repayment fees within selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. In the six months ended March 31, 2022, the Company obtained waivers from the applicable purchasers of mandatory repayments of an aggregate of $5.0 million in principal of the first tranche Senior Secured Notes as otherwise required under the Note Purchase Agreement, in exchange for a consent fee of $0.2 million, resulting in net retained proceeds of $4.8 million.

In addition, the restrictive covenants in the Amended Note Purchase Agreement require the Company to comply with certain minimum liquidity requirements and minimum quarterly net product sales requirements. Under the terms of the Amended Note Purchase Agreement, the Company is required to maintain unrestricted cash and cash equivalents greater than or equal to $12.5 million, and, as of the end of each fiscal quarter, it is required to maintain consolidated Upneeq net product sales greater than or equal to specified quarterly thresholds (currently at $9.0 million for the fiscal quarter ending September 30, 2023, and increasing in $1.0 million increments each fiscal quarter thereafter until the fiscal quarter ending June 30, 2024, for which such fiscal quarter and all subsequent fiscal quarters the threshold is $12.0 million). At June 30, 2023, the Company was in compliance with all covenants under the Amended Note Purchase Agreement.

The Company elected the fair value option of accounting on the first and second tranche Senior Secured Notes, each upon issuance. On a recurring basis, changes in fair value of Senior Secured Notes will be presented in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss at each reporting period (see Note 13). For the six months ended June 30, 2022, the Company also recognized $1.9 million of amortization expense from the second tranche financial commitment asset with such expense being recorded within interest expense and amortization of debt discount in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

On August 13, 2023, the Company entered into a conditional third amendment to the Note Purchase Agreement with effectiveness contingent on certain future events (see Note 16).

Note 8. Share-Based Compensation

The following table presents the components of share-based compensation expense (income) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share options	$(24)	$442	$59	$992
Restricted stock units	212	723	584	1,339
Employee share purchase plan	44	44	88	87
Total share-based compensation expense	$232	$1,209	$731	$2,418

At June 30, 2023, aggregate unrecognized share compensation expense related to unvested awards was $1.7 million, which is expected to be recognized over a weighted-average remaining service period of 1.2 years.

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9. Earnings or Loss Per Ordinary Share

The following potentially dilutive securities have been excluded from the weighted average ordinary shares outstanding in the computation of diluted earnings or loss per share because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units	788,824	1,057,158	788,824	1,057,158
Share options to purchase ordinary shares	4,078,449	5,414,496	4,078,449	5,414,496
Warrants to purchase ordinary shares	16,100,000	16,100,000	16,100,000	16,100,000
Ordinary shares to be purchased through employee stock purchase plan	207,290	271,571	207,290	271,571

Note 10. Customer Concentrations and Credit Risk

For the three months ended June 30, 2023, one customer accounted for 12% of the Company’s total revenues and represented a concentration of credit risk by accounting for substantially all of the Company’s trade accounts receivable at June 30, 2023. For the six months ended June 30, 2023, one other customer accounted for 11% of the Company’s total revenues.

No single customer accounted for 10% or greater of the Company’s total revenues for the three and six months ended June 30, 2022.

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

Note 12. Income Taxes

The following table presents the relationship between income tax expense or benefit and income or loss before income taxes (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss before income taxes	$(24,002)	$(11,829)	$(35,556)	$(18,725)
Income tax (benefit) expense	(113)	277	(55)	202
Effective income tax rate	0.47%	(2.34)%	0.15%	(1.08)%

Income tax expense or benefit in the quarterly periods is based upon the estimated income or loss for the full year. The composition of the income or loss in different jurisdictions and adjustments, if any, in the applicable quarterly periods influences the periodic expense or benefit.

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The relationship between pre-tax income or loss and income tax expense or benefit is greatly affected by the impact of losses for which management cannot claim a tax benefit, non-deductible expenses, and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions. The change in the effective income tax rate for the three and six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022, is primarily related to our recognition of individually minor net tax expenses or benefits during the respective periods.

Note 13. Financial Instruments and Fair Value Measurements

The Company’s financial instruments subject to fair value measurements include cash and cash equivalents, accounts receivable and other receivables, trade accounts payable, accrued liabilities, long-term debt and warrant liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets— Cash and cash equivalents, generally consisting of investments in interest-bearing money market accounts, are measured at fair value on a recurring basis using Level 1 measurements. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy because money market account fair values are known and observable through daily published floating net asset values. The fair value of the Company’s cash and cash equivalents, being the same as their carrying value, were $19.2 million and $44.5 million at June 30, 2023 and December 31, 2022, respectively.

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

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables show financial liabilities subject to fair value measurement on a recurring basis and related information on fair values, valuation techniques and unobservable inputs (dollars in thousands):

	At June 30, 2023

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(57,300)	Income Approach - DCF	Discount rate	22.3%
			Term (in years)	3.3

Warrants	$(469)	Black-Scholes Merton	Equity volatility	77.5%
			Term (in years)	1.8

	At December 31, 2022

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs
Senior Secured Notes	$(55,500)	Income Approach - DCF	Discount rate	24.6%
			Term (in years)	3.8

Warrants	$(1,951)	Black-Scholes Merton	Equity volatility	60.0%
			Term (in years)	2.3

The following table shows changes in the fair value of financial liabilities subject to Level 3 fair value measurements on a recurring basis (in thousands):

	Senior Secured Notes	Warrants
Balance, At December 31, 2022	$(55,500)	$(1,951)
Principal prepayment of second tranche Senior Secured Notes (Note 7)	4,334	-
Cash payments for interest	6,659	-
Fair value adjustments through earnings	(10,493)	1,482
Net interest accrual (reversal) (Note 6)	(2,300)	-
Balance, At June 30, 2023	$(57,300)	$(469)

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

RVL PHARMACEUTICALS PLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 15. Indefinite-Lived Intangible Assets

Subsequent to the divestiture of the Legacy Business in 2021, the Company retained the rights to arbaclofen ER tablets which had been under development for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis for which the Company had completed Phase III clinical trials and for which the Company has been exploring opportunities to divest, out-license or otherwise partner with a third party to monetize its net investment (see Note 3).

At December 31, 2022 and 2021, the Company held indefinite-lived intangible assets for the right to develop and sell arbaclofen ER that had a gross recognized carrying value of $64.0 million at each date, aggregate impairment losses of $50.1 million and $36.8 million, respectively, and a net carrying amount of $13.9 million and $27.2 million, respectively.

During the fourth quarter of 2022, the Company, having received a potentially adverse response letter from the U.S. Food and Drug Administration (“FDA”) subsequent to an October 10, 2022 filing of a new Special Protocol Assessment (“SPA”), performed a quantitative impairment assessment and concluded that the arbaclofen ER intangible asset was impaired. Accordingly, the Company recognized an impairment charge of $13.3 million during the three months ended December 31, 2022, related to a further delay and potentially increased costs in anticipated commercialization of arbaclofen ER, if approved.

On February 8, 2023, the Company resubmitted a SPA to the FDA with a revised study protocol and statistical analysis. On March 27, 2023, the Company secured the approval of the FDA for its revised SPA, thereby enabling the Company to recommence its efforts to divest or out-license arbaclofen ER or otherwise partner with a third party with respect to arbaclofen ER.

During the second quarter of 2023, due to the Company’s inability to independently develop the technology and its discontinuation of marketing efforts, management concluded the asset had been abandoned and therefore fully impaired the asset and recognized an impairment charge of $13.9 million during the three and six months ended June 30, 2023.

Note 16. Subsequent Events

On August 13, 2023, the Company entered into a third amendment (the “Third Amendment”) to the Note Purchase Agreement with, among others, the Purchasers and the Administrative Agent, which provides for changes to a variety of terms and conditions, with the effectiveness of such changes being subject to the Company’s consummation of offerings generating minimum aggregate proceeds to the Company of $30 million by November 17, 2023, with $10 million (or $9 million, under certain circumstances) to be consummated on or before August 25, 2023 (the “First Step Amount”) and the remainder between August 26, 2023 and November 17, 2023 (the “Second Step Amount”). Upon receipt of the First Step Amount, the Third Amendment provides for the lowering of the minimum quarterly net sales threshold by $1 million for the quarterly period ending September 30, 2023. Upon receipt of both the First Step Amount and the Second Step Amount, the Third Amendment provides for the extension of the commencement of quarterly amortization payments, currently due commencing March 31, 2024, to March 31, 2025. Refer to Note 7 for more information on the Company’s indebtedness.

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

On August 27, 2021, we closed the divestiture of our portfolio of branded and non-promoted products and our Marietta, Georgia manufacturing facility (the “Legacy Business”) to certain affiliates of Alora Pharmaceuticals (“Alora”). Pursuant to the divestiture, we retained the rights to Upneeq and to arbaclofen extended release (“ER”) tablets which had been under development for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis for which we had completed Phase III clinical trials and for which we have been exploring opportunities to divest, out-license or otherwise partner with a third party to monetize our net investment.

Our commercial operations are conducted by our wholly-owned subsidiaries, RVL Pharmaceuticals, Inc. and RVL Pharmacy, LLC (“RVL Pharmacy”). RVL Pharmacy conducts pharmacy operations dedicated to the processing and fulfillment of prescriptions for Upneeq.

Components of Results of Operations

Refer to our Annual Report on Form 10-K for a complete description of the components of our results of operations. The following disclosure is intended to supplement such description with respect to our net product sales.

Net product sales—Our net product revenues consist of sales of Upneeq. RVL Pharmacy ships Upneeq to patients pursuant to prescriptions; however, in certain cases where its state pharmacy licenses are pending, prescriptions are fulfilled by a third-party pharmacy partner. We collectively refer to these sales as Pharmacy sales. Additionally, Upneeq is sold directly to practitioners in certain states which permit physicians to dispense Upneeq in their offices or directly to telemedicine partners with established channels to diagnose patients online and prescribe and ship directly to appropriate patients. We collectively refer to these sales as Direct Dispense sales. Finally, Upneeq is also available for sale to practitioners who are otherwise unable to provide Upneeq directly to patients from their offices, to purchase case quantities of Upneeq and charge their patients for the product, with patient prescriptions ultimately processed by and dispensed from RVL Pharmacy. We collectively refer to these sales as Virtual Inventory sales. Predominately, we collect payment in advance from our customers. From time to time, we may invoice a customer after the products have been delivered in which case payments are typically due within 30 days. We recognize revenue when control has transferred to the end customer, which is typically upon delivery to the patient in the case of Pharmacy sales, the practitioner in the case of Direct Dispense sales or the patient in the case of Virtual Inventory sales.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

Financial Operations Overview

The following table presents revenues and expenses for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Net product sales	$8,258	$8,448	(2)%
Cost of goods sold	1,946	2,227	(13)%
Gross profit, net product sales	6,312	6,221	1%
Gross profit percentage, net product sales	76%	74%
Selling, general and administrative expenses	13,886	20,169	(31)%
Research and development expenses	547	1,176	(53)%
Impairment of intangible assets	13,900	—	NM %
Total operating expenses	28,333	21,345	33%
Operating loss	(22,021)	(15,124)	46%
Interest expense and amortization of debt discount	13	978	(99)%
Change in fair value of debt and interest expense	3,144	(740)	(525)%
Change in fair value of warrants	(805)	(3,455)	(77)%
Other non-operating income, net	(371)	(78)	376%
Total other non-operating expense (income)	1,981	(3,295)	(160)%
Loss before income taxes	(24,002)	(11,829)	103%
Income tax (benefit) expense	(113)	277	(141)%
Net loss	(23,889)	(12,106)	97%

NM-Not Meaningful

Net Product Sales

Net product sales, relating entirely to sales of Upneeq, decreased by $0.1 million to $8.3 million in the three months ended June 30, 2023, as compared to $8.4 million in the three months ended June 30, 2022. The year over year decrease in net product sales was primarily attributable to a decrease in sales volume partially offset by nominally higher pricing partly attributable to a price increase implemented during April 2022. For the three months ended June 30, 2023, one customer accounted for 12% of our net product sales.

Cost of Goods Sold

The following table presents a breakdown of total cost of goods sold for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Royalty expense	$542	751	(28)%
Depreciation expense	15	14	7%
Other costs of goods sold	1,389	1,462	(5)%
Total costs of goods sold	$1,946	$2,227	(13)%

Total cost of goods sold, which relate exclusively to net product sales, decreased by $0.3 million to $1.9 million in the three months ended June 30, 2023, as compared to $2.2 million in the three months ended June 30, 2022. The year over year decrease in total cost of goods sold was primarily driven by lower sales volumes and royalty expense, inclusive of contingent earn out obligations particular to the 2022 period.

Gross Profit Percentage, Net Product Sales

Gross profit percentage from net product sales was 76% and 74% in the 2023 and 2022 periods, respectively, primarily reflecting lower royalty expense, inclusive of contingent earn out obligations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $6.3 million to $13.9 million in the three months ended June 30, 2023, as compared to $20.2 million in the three months ended June 30, 2022. The year over year decrease in selling, general and administrative expenses was primarily driven by (i) $4.2 million in lower net compensation and training costs primarily relating to the absence of an eye care salesforce in the 2023 period, (ii) $0.9 million in lower insurance, rent, legal and other professional fees, (iii) $0.8 million in lower share-based compensation, and (iv) $0.2 million in lower marketing expenses for Upneeq.

Selling, general and administrative expenses include various restructuring related expenditures, including severance, of $1.9 million in the three months ended June 30, 2022 and non-cash share-based compensation expenses of $0.2 million and $1.0 million, in the three months ended June 30, 2023 and 2022, respectively. Refer to Notes 14, “Restructuring Expenses,” and 8, “Share-Based Compensation,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expenses

The following table summarizes our research and development (“R&D”) expenses incurred for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Arbaclofen ER	$—	$86	(100)%
RVL-1201 (Upneeq)	16	183	(91)%
Other research and development	531	907	(41)%
Total research and development expenses	$547	$1,176	(53)%

R&D expenses decreased by $0.7 million to $0.5 million in the three months ended June 30, 2023, as compared to $1.2 million in the three months ended June 30, 2022. The year over year decrease in R&D expenses primarily reflects $0.3 million in lower project spending and $0.2 million in lower share-based compensation expense.

R&D expenses include non-cash share-based compensation expenses of less than $0.1 million and $0.2 million in the three months ended June 30, 2023 and 2022, respectively.

Impairment of Intangible Asset

During the three months ended June 30, 2023 and following our discontinuance of marketing efforts associated with arbaclofen ER, an In-Process Research and Development project-based intangible asset, we recognized impairment charges of $13.9 million. No such impairments were recognized in the three months ended June 30, 2022.

Refer to Note 15, “Indefinite-Lived Intangible Assets,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our current year impairment.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $1.0 million to less than $0.1 million in the three months ended June 30, 2023, as compared to $1.0 million in the three months ended June 30, 2022, as a result of our recognition of $0.9 million of amortization expense from the second tranche financial commitment asset, particular to the 2022 period.

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

Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants

Changes in the fair value of our Senior Secured Notes and warrants resulted in losses of $3.1 million and gains of $0.8 million, respectively, in the three months ended June 30, 2023 and resulted in gains of $0.7 million and $3.5 million, respectively, in the three months ended June 30, 2022. Changes in the fair value of our Senior Secured Notes included $2.1 million and $1.4 million of related interest expense in the three months ended June 30, 2023 and 2022, respectively.

Refer to Note 13, “Financial Instruments and Fair Value Measurements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our recurring fair value measurements.

Other Non-operating Income, Net

Other non-operating income, net was $0.4 million and less than $0.1 million in the three months ended June 30, 2023 and 2022, respectively. Non-operating income in the 2023 period was primarily attributable to interest income earned on cash and cash equivalents.

Income Tax (Benefit) Expense

The following table summarizes our income tax (benefit) expense and the effective income tax rate for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2023	2022
Loss before income taxes	$(24,002)	$(11,829)
Income tax (benefit) expense	(113)	277
Effective income tax rate	0.47%	(2.34)%

The change in the effective income tax rate in the three months ended June 30, 2023 when compared to the three months ended June 30, 2022, is primarily related to our recognition of individually minor net tax expenses and benefits during the respective periods.

Refer to Note 12, “Income Taxes,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on income taxes.

Comparison of Six Months Ended June 30, 2023 and 2022

Financial Operations Overview

The following table presents revenues and expenses for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	% Change
Net product sales	$17,090	$14,392	19%
Royalty and licensing revenue	—	15,500	(100)%
Total revenues	17,090	29,892	(43)%
Cost of goods sold	4,245	4,371	(3)%
Gross profit, aggregated	12,845	25,521	(50)%
Gross profit percentage, aggregated	75%	85%
Gross profit, net product sales	12,845	10,021	28%
Gross profit percentage, net product sales	75%	70%
Selling, general and administrative expenses	30,084	44,003	(32)%
Research and development expenses	1,173	2,038	(42)%
Impairment of intangible assets	13,900	—	NM %
Total operating expenses	45,157	46,041	(2)%
Operating loss	(32,312)	(20,520)	57%
Interest expense and amortization of debt discount	39	1,963	(98)%
Change in fair value of debt and interest expense	10,493	304	3,352%
Change in fair value of warrants	(1,482)	1,053	(241)%
Other non-operating income, net	(5,806)	(5,115)	14%
Total other non-operating expense (income)	3,244	(1,795)	(281)%
Loss before income taxes	(35,556)	(18,725)	90%
Income tax (benefit) expense	(55)	202	(127)%
Net loss	$(35,501)	$(18,927)	88%

NM-Not Meaningful

Revenues

The following table presents total revenues for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	% Change
Net product sales - Upneeq	$17,090	$14,392	19%
Royalty and licensing revenue	—	15,500	(100)%
Total revenues	$17,090	$29,892	(43)%

Total Revenues. Total revenues decreased by $12.8 million to $17.1 million in the six months ended June 30, 2023, as compared to $29.9 million in the six months ended June 30, 2022, primarily due to an absence of licensing revenue from Santen during 2023, partially offset by a year-over-year increase in net product sales. For the six months ended June 30, 2023, one customer accounted for 11% of our total revenues.

Net Product Sales. Net product sales, relating entirely to sales of Upneeq, increased by $2.7 million to $17.1 million in the six months ended June 30, 2023, as compared to $14.4 million in the six months ended June 30, 2022. The increase in net product sales was primarily attributable to a year over year increase in sales volume reflecting expanded commercialization into the medical aesthetics market in February 2022 and into telemedicine in the second half of 2022.

Royalty and Licensing Revenue. Royalty and licensing revenue were $15.5 million in the six months ended June 30, 2022, reflecting milestone revenues recognized under our License Agreement with Santen. See Note 4, “Revenues,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our License Agreement with Santen. There was no royalty and licensing revenue in the six months ended June 30, 2023.

Cost of Goods Sold

The following table presents a breakdown of total cost of goods sold for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	% Change
Royalty expense	$1,122	$1,469	(24)%
Depreciation expense	30	28	7%
Other costs of goods sold	3,093	2,874	8%
Total costs of goods sold	$4,245	$4,371	(3)%

Total cost of goods sold, which relate exclusively to net product sales, decreased by $0.2 million to $4.2 million in the six months ended June 30, 2023, as compared to $4.4 million in the six months ended June 30, 2022. The year over year decrease in cost of goods sold was primarily driven by $0.5 million in contingent earn out obligations particular to the 2022 period, partially offset by higher product costs for Upneeq due to higher sales volumes.

Gross Profit Percentage

Gross profit percentage, aggregated decreased to 75% in the six months ended June 30, 2023, as compared to 85% in the 2022 period, largely due to unique licensing revenue from Santen recognized during the 2022 period. Excluding royalty and licensing revenues, gross profit percentage from net product sales was 75% and 70% in the 2023 and 2022 periods, respectively, reflecting lower royalty expense, inclusive of contingent earn out obligations, and improved overhead absorption driven by higher volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $13.9 million to $30.1 million in the six months ended June 30, 2023, as compared to $44.0 million in the six months ended June 30, 2022. The year over year decrease in selling, general and administrative expenses was primarily driven by (i) $9.5 million in lower net compensation and training costs primarily relating to the absence of an eye care salesforce in the 2023 period, (ii) $2.5 million in lower insurance, rent, legal and other professional fees, (iii) $1.3 million in lower share-based compensation, and (iv) $0.6 million in lower marketing expenses for Upneeq.

Selling, general and administrative expenses include various restructuring related expenditures, including severance, of $1.9 million in the six months ended June 30, 2022 and non-cash share-based compensation expenses of $0.8 million and $2.1 million in the six months ended June 30, 2023 and 2022, respectively. Refer to Notes 14, “Restructuring Expenses,” and 8, “Share-Based Compensation,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expenses

The following table summarizes our R&D expenses incurred for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	% Change
Arbaclofen ER	$54	$138	(61)%
RVL-1201 (Upneeq)	151	208	(27)%
Other research and development	968	1,692	(43)%
Total research and development expenses	$1,173	$2,038	(42)%

R&D expenses decreased by $0.8 million to $1.2 million in the six months ended June 30, 2023, as compared to $2.0 million in the six months ended June 30, 2022. The year over year decrease in R&D expenses primarily reflects $0.4 million in lower compensation and project spending and $0.3 million in lower share-based compensation expense.

R&D expenses include non-cash share-based compensation benefit of less than $0.1 million and expense of $0.3 million in the six months ended June 30, 2023 and 2022, respectively.

Impairment of Intangible Asset

During the three months ended June 30, 2023 and following our discontinuance of marketing efforts associated with arbaclofen ER, an In-Process Research and Development project-based intangible asset, we recognized impairment charges of $13.9 million. No such impairments were recognized in the six months ended June 30, 2022.

Refer to Note 15, “Indefinite-Lived Intangible Assets,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our current year impairment.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount decreased by $2.0 million to less than $0.1 million in the six months ended June 30, 2023, as compared to $2.0 million in the six months ended June 30, 2022, as a result of our recognition of $1.9 million of amortization expense from the second tranche financial commitment asset, particular to the 2022 period.

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

Change in Fair Value of Debt and Interest Expense and Change in Fair Value of Warrants

Changes in the fair value of our Senior Secured Notes and warrants resulted in losses of $10.5 million and gains of $1.5 million, respectively, in the six months ended June 30, 2023 and resulted in losses of $0.3 million and $1.1 million, respectively, in the six months ended June 30, 2022. Changes in the fair value of our Senior Secured Notes included $4.4 million and $2.9 million of related interest expense in the six months ended June 30, 2023 and 2022, respectively.

Refer to Note 13, “Financial Instruments and Fair Value Measurements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our recurring fair value measurements.

Other Non-operating Income, Net

Other non-operating income, net was $5.8 million and $5.1 million in the six months ended June 30, 2023 and 2022, respectively. Non-operating income in each of the 2023 and 2022 periods was attributable to our receipt of an aggregate of $5.0 million in cash from Alora related to contingent milestone payments earned in connection with the sale of the Legacy Business.

Refer to Note 7, “Financing Arrangements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Alora contingent milestone payments and our uses of such proceeds.

Income Tax (Benefit) Expense

The following table summarizes our income tax (benefit) expense and the effective income tax rate for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Loss before income taxes	$(35,556)	$(18,725)
Income tax (benefit) expense	(55)	202
Effective income tax rate	0.15%	(1.08)%

The change in the effective income tax rate in the six months ended June 30, 2023 when compared to the six months ended June 30, 2022, is primarily related to our recognition of individually minor net tax expenses and benefits during the respective periods.

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

Our Amended Note Purchase Agreement provides for the issuance of Senior Secured Notes in an aggregate principal amount of up to $100.0 million in three separate tranches. The first tranche of Senior Secured Notes was issued in an aggregate principle amount equal to $55.0 million on October 12, 2021. The second tranche of Senior Secured Notes was issued in an aggregate principle amount equal to $20.0 million on August 8, 2022. At any time prior to April 15, 2023, upon the satisfaction of certain conditions, we were entitled to request the issuance of the third tranche Senior Secured Notes in an aggregate principal amount of up to $25.0 million. Such conditions were not met and, effective April 15, 2023, the related commitment to issue third tranche Senior Secured Notes expired. In the six months ended June 30, 2023, we prepaid $5.0 million in satisfaction of mandatory repayment conditions required under our Amended Note Purchase Agreement, thereby reducing the outstanding principal balance of the second tranche Senior Secured Notes by $4.3 million.

The Senior Secured Notes bear interest at an annual rate of 9.0% plus adjusted three-month Term SOFR, with an adjusted Term SOFR floor of 1.50% and a cap of 3.00%, payable in cash quarterly in arrears. For the three-month interest period beginning July 1, 2023, the interest rate applicable to the aggregate outstanding Senior Secured Notes is 12.0%.

The Senior Secured Notes require quarterly repayments equal to 5.0% of the principal outstanding and beginning on March 31, 2024, with any residual balance due at maturity on October 12, 2026.

The restrictive covenants in the Amended Note Purchase Agreement require us to comply with certain minimum liquidity requirements and minimum quarterly net product sales requirements. Under the terms of the Amended Note Purchase Agreement, we are required to maintain unrestricted cash and cash equivalents greater than or equal to $12.5 million, and, as of the end of each fiscal quarter, we are required to maintain consolidated Upneeq net product sales greater than or equal to specified quarterly thresholds (currently at $9.0 million for the fiscal quarter ended September 30, 2023, and increasing in $1.0 million increments each fiscal quarter thereafter until the fiscal quarter ending June 30, 2024, for which such fiscal quarter and all subsequent fiscal quarters the threshold is $12.0 million). At June 30, 2023, the Company was in compliance with all covenants of the Amended Note Purchase Agreement.

Refer to Note 7, “Financing Arrangements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our indebtedness.

Going Concern

At June 30, 2023, we had cash and cash equivalents of $19.2 million, an accumulated deficit of $604.7 million, and total senior secured indebtedness with aggregate principal maturities of $70.7 million, with such maturities commencing in March 2024 and extending through October 2026. In addition, our senior secured indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly net product sales requirements. Violation of any such restrictive covenants, or any other covenants of the senior secured indebtedness, would constitute an event of default, in some cases subject to a cure period, following which the lender may accelerate all amounts outstanding. For the six months ended June 30, 2023 and 2022, we incurred net losses of $35.5 million and $18.9 million, respectively, and used $17.9 million and $11.3 million, respectively, in cash from operating activities.

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

We do not believe that current sources of liquidity will be sufficient to fund our planned expenditures and meet our obligations, including the restrictive covenants, for at least 12 months following the date the accompanying unaudited condensed consolidated financial statements are issued without raising additional funding. As a result, there is a substantial doubt as to our ability to operate as a going concern. We have determined that absent the successful execution of our strategic plans described below, it is probable that we will not remain in compliance with the restrictive financial covenants through the quarterly period ending September 30, 2023, in which case our lenders would have the ability to demand repayment of all outstanding debt and we would not have sufficient funds to meet our obligations or capital to operate. Due to our projected failure to meet all covenants, our long-term indebtedness has been classified as a current liability as of June 30, 2023 in our unaudited condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q.

On August 13, 2023, the Company entered into a conditional third amendment to the Amended Note Purchase Agreement that, should it become effective, would secure, among other things, a one-year deferral of the commencement of quarterly amortization payments and an adjustment to lower the minimum quarterly net product sales requirement for the period ending September 30, 2023. Refer to Note 16, “Subsequent Events,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our ability to continue as a going concern will require us to obtain additional funding, generate positive cash flow from operations by, among other things, reducing expenses and/or realizing operational efficiencies, secure a modification or waiver of the restrictive covenants, and/or enter into strategic alliances or sell assets. Our plans to address these conditions by way of securing additional funding include pursuing one or more of the following options, none of which can be guaranteed or is entirely within our control, (i) raise funds through additional sales of ordinary shares, through equity sales agreements with brokers/dealers or other public or private equity financings, (ii) raise funds through borrowings under new and/or existing debt facilities and/or convertible debt, and/or (iii) raise non-dilutive funds through product collaborations, including co-promotions, and/or to partner or sell a portion or all rights to any of our assets.

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

Cash Flows

The following table provides information regarding our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash used in operating activities	$(17,880)	$(11,280)	$(6,600)
Net cash (used in) provided by investing activities	(2,184)	67	(2,251)
Net cash used in financing activities	(5,320)	(1,818)	(3,502)
Net decrease in cash and cash equivalents	$(25,384)	$(13,031)	$(12,353)

Net cash from operating activities

Cash flows from operating activities are primarily driven by earnings from operations (excluding the impact of non-cash items), the timing of cash receipts and disbursements related to accounts receivable and accounts payable and the timing of inventory transactions and changes in other working capital amounts. Net cash used in operating activities was $17.9 million and $11.3 million in the six months ended June 30, 2023 and 2022, respectively. The overall higher cash used in operating activities during the 2023 period was primarily attributable to comparatively greater use of cash from changes in operating assets and liabilities, most notably from trade accounts payable and accrued expenses.

Net cash from investing activities

Net cash used in investing activities was $2.2 million in the six months ended June 30, 2023, primarily attributable to purchases of property, plant and equipment relating to a planned rollout of our next-generation e-commerce portal in the second half of 2023.

Net cash from financing activities

Net cash used in financing activities of $5.3 and $1.8 million in the six months ended June 30, 2023 and 2022, respectively, largely reflects the repayments of second tranche Senior Secured Notes and insurance financing loans in each period.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the documentation governing our primary indebtedness contains various restrictive covenants including minimum liquidity and minimum quarterly product sales requirements. We have determined that absent the successful execution of our strategic plans described below it is probable that we will not remain in compliance with the restrictive covenants through the quarterly period ending September 30, 2023, in which case our lenders would have the ability to demand repayment of all outstanding debt and we would not have sufficient funds to meet our obligations or capital to operate. Refer to Note 7, “Financing Arrangements,” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our indebtedness..

These conditions give rise to a substantial doubt as to our ability to operate as a going concern as our current sources of liquidity will not be sufficient to allow us to meet our obligations, including the minimum liquidity covenant, for at least 12 months following the date the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued without raising additional funding.

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

Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in increased fixed payment obligations. For information about our current outstanding debt, see Note 7 in the accompanying notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

If we cannot comply with Nasdaq’s continued listing standards, our ordinary shares could be delisted, which would harm our business, the trading price of our ordinary shares, our ability to raise additional capital and the liquidity of the market for our ordinary shares.

Our ordinary shares are currently listed on The Nasdaq Global Select Market. To maintain the listing of our ordinary shares on The Nasdaq Global Select Market, we are required to meet certain listing requirements, including related to the price of our ordinary shares. As previously disclosed, on June 2, 2023, we received a written notice, or the Notice, from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, notifying us that, based on the closing bid price of our ordinary shares for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days from receipt of the Notice, or until November 29, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our ordinary shares would need to close at $1.00 per share or more for a minimum of 10 consecutive business days by November 29, 2023, among other requirements. If we are unable to meet Nasdaq’s listing maintenance standards for any reason, our ordinary shares could be delisted from The Nasdaq Global Select Market. We are currently evaluating our alternatives to resolve this listing deficiency, such as, subject to approval of our Board of Directors and shareholders, implementing a reverse share split. However, there can be no assurance that a reverse share split would be approved or would result in a sustained higher share price that would allow us to meet the Nasdaq share price listing requirements. If our ordinary shares were delisted, we could seek to list our ordinary shares on The Nasdaq Capital Market or trade our ordinary shares on the OTC Markets. Listing on such other market or exchange could reduce the liquidity of our ordinary shares, impede our ability to raise capital and constitute an event of default under our Amended Note Purchase Agreement.

We may not be successful in identifying and implementing any strategic alternatives, and any strategic transactions that we may consummate in the future could have negative consequences.

We are continuing to evaluate certain strategic alternatives for the Company, including discussions to merge with and/or acquire other companies and/or enter into strategic alliances or partnerships. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction or that any transaction, if pursued, will be completed on attractive terms, within the anticipated timing, or at all. The process of continuing to evaluate strategic transactions may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. Any such expenses will decrease the remaining cash available for use in our business. Additionally, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

In addition, any strategic transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased shareholder value, or achieve the anticipated results. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining shareholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our shareholders.

Our ability to use our net operating losses to offset taxable income may be subject to certain limitations.

As of December 31, 2022, we had federal net operating loss carryforwards of $70.2 million, state net operating loss carryforwards of $139.2 million, net operating loss carryforwards in certain foreign tax jurisdictions of $109.9 million which will begin to expire in 2026 and total tax credit carryforwards of $8.6 million, primarily consisting of Federal Orphan Drug Tax Credits, which will begin to expire in 2036. We also had federal capital loss carryforwards of $95.8 million at December 31, 2022, which will expire in 2026.

Our ability to use our net operating losses and other tax attributes may be subject to limitations including under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain shareholders over a three-year period, is subject to limitations on its ability to utilize its pre-change U.S. net operating losses, research and development tax credit carryforwards and disallowed interest expense carryforwards to offset future taxable income. We may experience ownership changes (including as a result of future share issuances or as a result of subsequent changes in our share ownership (which may be outside our control)). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change U.S. net operating losses and other tax attributes to offset such taxable income may be subject to such limitations.

Item 6. Exhibits.

EXHIBIT 10.1	-

Third Amendment to Note Purchase Agreement, dated August 13, 2023, by and among RevitaLid Pharmaceutical Corp., the Guarantors party thereto, the Purchasers party thereto and Athyrium Opportunities IV Acquisition LP, as the Administrative Agent

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

RVL Pharmaceuticals plc

Dated: August 14, 2023	By:	/s/ Brian Markison
Brian Markison
Chief Executive Officer and Principal Financial Officer